Form 10-Q
period 1994-01-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-02-16
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 1994

                              OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission File number  1-10095

    ___________DELTA WOODSIDE INDUSTRIES, INC.___________
    (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                 57-0535180
(State or other jurisdiction of     (I.R.S. Employer
Incorporation or organization)      Identification No.)


     233 North Main Street
     Hammond Square, Suite 200
     Greenville, South Carolina                29601
(Address of principal executive offices)     (Zip Code)


                           803/232-8301
       Registrant's telephone number, including area code

                         Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  No    .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value   24,240,058 shares as of
February 7, 1994.
f:\delta\cindy\secfile\10qjan94\2/15/94,10:35a.m.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                                Page


  Condensed consolidated balance sheets--
  January 1, 1994 and July 3, 1993                              3-4

  Condensed consolidated statements of income --
  Three and six months ended January 1, 1994 and
  December 26, 1992                                               5

  Condensed consolidated statements of cash
  flows-- Six months ended January 1, 1994
  and December 26, 1992                                           6

  Notes to condensed consolidated financial
  statements--January 1, 1994                                   7-9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                           10-13


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                    14-15

Item 2.  Changes in Securities                                   15

Item 3.  Defaults upon Senior Securities                         15

Item 4.  Submission of Matters to a Vote of Security             15

Item 5.  Other Information                                       15

Item 6.  Exhibits and Reports on Form 8-K                        15


SIGNATURES                                                       16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                     January 1,    July 3,
                                       1994          1993
                                    (Unaudited)
                                         (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $    1,172 $    3,730
  Accounts receivable:
    Factor                               41,367     70,985
    Trade                                67,895     74,491
                                        109,262    145,476
    Less allowances for doubtful
      accounts and returns                6,246      5,537
                                        103,016    139,939

  Inventories
    Finished goods                      118,681    111,372
    Work in process                      64,803     63,027
    Raw materials and supplies           25,349     23,865
                                        208,833    198,264
  Prepaid and other current assets        9,463      3,615
  Deferred income taxes                  17,973        713

                 TOTAL CURRENT ASSETS   340,457    346,261



PROPERTY, PLANT AND EQUIPMENT
  Cost                                  267,817    254,115
  Less accumulated depreciation          82,341     68,969
                                        185,476    185,146

INTANGIBLE ASSETS                        39,941     41,085
OTHER ASSETS                              1,658      1,454

                                       $567,532   $573,946

DELTA WOODSIDE INDUSTRIES, INC.

                                     January 1,   July 3,
                                       1994         1993
                                    (Unaudited)
                                         (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Note Payable to bank                $  15,317
  Trade accounts payable                 42,720  $  62,374
  Accrued and sundry liabilities         56,324     21,776

           TOTAL CURRENT LIABILITIES    114,36      84,150

LONG-TERM DEBT, less current portion    151,822    130,464

OTHER LIABILITIES AND DEFERRED CREDITS   24,838     23,083

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,230,708 shares
      at January 1, 1994 and 26,400,371
      shares at July 3, 1993                242        264
  Additional paid-in capital            161,803    186,381
  Retained earnings                     114,466    149,604

                                        276,511    336,249

                                       $567,532   $573,946















See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                         Three Months Ended       Six Months Ended
                       January 1, December 26,  January 1,  December 26,
                         1994         1992        1994         1992
                       (In thousands, except shares and per share data)

Net sales            $   149,344 $   162,716 $   295,770 $   315,600
Cost of goods sold       131,355     136,093     253,412     259,105
Gross profit on sales     17,989      26,623      42,358      56,495

Selling, general and
  administrative expenses 22,836      14,872      42,633      31,472
Litigation charge         33,000                  33,000
Restructuring charge      12,660                  12,660
                         (50,507)     11,751     (45,935)     25,023

Other expense (income):
  Interest expense         1,978       1,992       3,849       3,914
  Interest income
    and other               (878)        (11)     (1,072)       (361)
                           1,100       1,981       2,777       3,553

  INCOME (LOSS) BEFORE
    INCOME TAXES         (51,607)      9,770     (48,712)     21,470

Income taxes (benefit)   (19,612)      3,670     (18,511       8,065

Income (loss) before
  cumulative effect of
  accounting change      (31,995)      6,100     (30,201)     13,405

Cumulative effect of change
  in the method of accounting
  for income taxes                                              (875)

    NET INCOME (LOSS)$   (31,995)$     6,100 $   (30,201) $   12,530

Income per share before
    cumulative effect of
    accounting change$     (1.31)$       .23 $     (1.21) $      .51

Cumulative effect adjustment                                    (.04)

Net income per share $     (1.31)$       .23 $     (1.21) $      .47

Dividends per share of
  common stock           $   .10 $       .10 $       .20  $      .20

Weighted average shares
  outstanding         24,498,000  26,408,000  24,857,000  26,405,000

See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                             Six Months Ended
                                         January 1,    December 26,
                                            1994          1992
                                               (In thousands)


OPERATING ACTIVITIES
  Net income (loss)                     $  (30,201)   $  12,530
  Depreciation                              11,077        7,932
  Amortization                               2,371          754
  Other                                    (11,672)       3,796
  Changes in operating assets and
    liabilities                             37,163      (16,287)

NET CASH PROVIDED BY OPERATING ACTIVITIES    8,738        8,725

INVESTING ACTIVITIES
  Acquisition of business net
  of cash acquired                          (1,565)
  Property, plant and equipment
    purchases                              (15,684)     (20,119)
  Other                                       (151)         110

NET CASH (USED) BY INVESTING ACTIVITIES    (17,400)     (20,009)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                                 15,317
  Proceeds from revolving line of credit    33,000      134,000
  Principal payments on revolving line
    of credit                              (11,000)    (116,500)
  Scheduled principal payments of long-term
    debt and capital lease obligations      (1,060)        (952)
  Repurchase of Common Stock               (25,312)
  Dividends paid                            (4,937)      (5,281)
  Other                                         96           99

NET CASH PROVIDED BY FINANCING ACTIVITIES    6,104       11,366

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               (2,558)          82

Cash and cash equivalents at beginning
  of period                                  3,730          850

CASH AND CASH EQUIVALENTS AT END
  OF PERIODS                             $   1,172     $    932



See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JANUARY 1, 1994

NOTE--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 1, 1994 are not necessarily indicative of the results that may be expected for the year ending July 2, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1993.

NOTE B--INCOME TAXES

Income tax expense for the prior year includes a cumulative effect adjustment of $875,000 related to the adoption in fiscal 1993 of a new standard of accounting for income taxes. Reserves for litigation and restructuring have resulted in an increase since July 3, 1993 of approximately $17 million in current deferred income taxes.

NOTE C--REPURCHASE OF COMMON STOCK

During the first six months of fiscal 1994 the Company repurchased 2.3 million shares of its Common Stock for $25.3 million.

NOTE D--NOTE PAYABLE

On October 6, 1993 the Company increased a short-term line of credit with a bank from $15 million to $50 million, and on October 19, 1993 obtained an additional short-term line of credit for $25 million.

NOTE E--LITIGATION AND RESTRUCTURING CHARGES

Losses in the quarter ended January 1, 1994 included a charge to income of $33.0 million to establish a reserve in connection with an Alabama jury award on November 24, 1993 to a former Duck Head Apparel Company sales representative and two of his associates on their claims against Duck Head regarding disputes as to commissions paid. The jury award was for approximately $29.1 million and included approximately $852,000 for contractual compensatory damages (which was trebled under an Alabama statute to approximately $2,556,000), $7.0 million for mental anguish, and $19.5 million as punitive damages. The Company is in the process of seeking reversal or reduction of this jury award. However, there is no assurance that these challenges will be successful, and the Company has established the litigation reserve noted above for this judgment and costs associated with the post judgment and appeal process.

In addition to this litigation reserve, the Company also recorded a restructuring charge to income of approximately $12.7 million during the latest quarter to account for asset writedowns and future costs expected to result from decisions made in light of current market conditions and the performance of certain of the Company's operating units. These decisions include plans to sell the Company's Harper Brothers office products business, the continued consolidation of Stevcoknit's plant facilities, and consolidation of Duck Head Apparel Company's warehouse and distribution operations. The $12.7 million restructuring charge includes approximately $6.3 million for writedown of assets and approximately $6.4 million for expenditures to be made during the next 18 months.

NOTE F--CONTINGENT LIABILITIES

The Company's Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three sites in North Carolina, South Carolina, and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were acquired in 1990 pursuant to the terms of an order of the United States Bankruptcy Court by another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina sites, the Company's information is that there are over 500 PRPs, and the Nautilus business is listed as a "de minimis" party. The Company currently does not have information respecting the costs that may be incurred with respect to this site.

At the South Carolina site, there are over 700 PRPs and the Company expects that the Selling Corporation will be listed as a "de minimis" party. The site's PRP Group has completed a surface removal action (the removal of drums, equipment and materials), the Selling Corporation's share of the cost of which is immaterial. The PRP Group is investigating soil and groundwater contamination at the site, but there is currently insufficient information available to estimate the cost of remediating that contamination.

At the Mississippi site, the PRP group is in the process of performing a surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. Based on its current information, the Company does not believe that the Selling Corporation's share of the cost of the surface removal action will be material, but there is currently insufficient information available to estimate the cost of remediation of the soil and groundwater contamination at the site and in the surrounding area. According to a tentative ranking of the PRPs' respective contributions of material to the site, the Nautilus business is ranked 9th out of a total of approximately 35 PRPs. Trichloroethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

Although there is uncertainty as to several legal issues, the Company believes that it has certain defenses to liability at these sites. The Company, therefore, has denied any responsibility at the sites and has declined to participate as a member of the respective PRP groups.

Two other lawsuits have been brought by individuals who previously served as salesmen for the Duck Head division, which suits make allegations similar to those in the Hoots Suit. One of the suits was settled during January 1994 with a payment by Duck Head to the plaintiff of $350,000 and each party giving general release to the other. The other suit is pending in the United States District Court for the Western District of Kentucky at Owensboro, Kentucky.

The amount of damages claimed in this suit has not yet been determined, and the ultimate impact of this suit on the Company is as yet unknown.

From time to time, the Company and its subsidiaries are defendants in other legal actions involving claims arising in the normal course of business, including product liability claims. The Company believes that, as a result of its legal defenses, insurance arrangements, reserves and indemnification provisions with financially capable parties, none of these other actions should have a material adverse effect on its operations or financial condition.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Net sales for the fiscal quarter ended January 1, 1994 were $149,344,000, a decrease of 8% from the same quarter last year. The Company's fitness equipment division, which was purchased in January 1993, accounted for approximately $7.3 million in sales for the latest fiscal quarter. Net losses, inclusive of certain reserves established during the quarter ended January 1, 1994 as discussed below, were $31,995,000 as compared to net income of $6,100,000 in the quarter ended December 26, 1992. Losses in the most recent quarter were $1.31 per share on the 24,498,000 average shares outstanding as compared to net come per share of $.23 on the 26,408,000 average shares outstanding during the comparable quarter of fiscal 1993. Shares outstanding decreased due to the Company's repurchase of approximately 1.5 million shares in the first quarter of fiscal 1994 and an additional .8 million shares during the most recent quarter at a total cost during the first six months of fiscal 1994 of approximately $25.3 million.

Net sales for the six months ended January 1, 1994, were $295,770,000 compared to $315,600,000 for the six months ended December 26, 1992, a decrease of 6%. The fitness equipment division accounted for approximately $13.5 million of sales in the first six months of the current fiscal year. Net losses for the six months ended January 1, 1994, were $30,201,000 compared to net income of $12,530,000 in the six months ended December 26, 1992. On a per share basis, losses were $1.21 per share on the 24,857,000 average shares outstanding in the six months ended January 1, 1994, compared to earnings per share of $.47 per share on the 26,405,000 average shares outstanding in the six months ended December 26, 1992.

Losses in the quarter ended January 1, 1994 included a charge to income of $33 million to establish a reserve in connection with an Alabama jury award on November 24, 1993 to a former Duck Head Apparel Company sales representative and two of his associates on their claims against Duck Head regarding disputes as to commissions paid. The jury award was for approximately $29.1 million and included approximately $852,000 for contractual compensatory damages (which was trebled under an Alabama statute to approximately $2,556,000), $7.0 million for mental anguish, and $19.5 million as punitive damages. The Company is in the process of seeking reversal or reduction of this jury award. However, there is no assurance that these challenges will be successful, and the Company has established the litigation reserve noted above for this judgment and costs, including interest, associated with the post judgment and appeal process.

In addition to this litigation reserve, the Company also recorded a restructuring charge to income of approximately $12.7 million during the latest quarter to account for asset writedowns and future costs expected to result from decisions made in light of current market conditions and the performance of certain of the Company's operating units. These decisions include plans to sell the Company's Harper Brothers office products business, the continued consolidation of Stevcoknit's plant facilities, and consolidation of Duck Head Apparel Company's warehouse and distribution operations. The $12.7 million restructuring charge includes approximately $6.3 million for writedown of assets and approximately $6.4 million for expenditures to be made during the next 18 months. The Company believes that these restructuring decisions will enable it to better focus on its core businesses and result in lower operating costs.

The $45.7 million of pre-tax charges to establish the litigation and restructuring reserves described above were equivalent on an after tax basis to approximately $28.3 million or $1.16 per share after taxes on the average number of shares outstanding during the latest quarter ended January 1, 1994.

Consolidated gross profit margin was 12% of sales in the latest fiscal quarter as compared to 16% in the same quarter of fiscal 1993.

Sales in the textile segment were 14% lower and gross profits were 33% lower in the quarter ended January 1, 1994 than in the same quarter a year ago. Sales of both woven and knitted textiles were lower than in the previous year, due principally to weakness in women's wear and unfinished fabric sales of woven textiles, and to continued disruption in knit fabric operations caused by the consolidation of the Company's knit finishing facilities. Gross profit margins of woven textiles were slightly lower than those in corresponding quarter of the prior year. Gross profit margins of knitted textiles were substantially lower than in the second fiscal quarter of last year, due both to disruption costs and to lower sales prices obtained in a continuing weak knit fabrics market. The textile segment accounted for 64% of consolidated sales and 59% of consolidated gross profit in the latest quarter compared to 68% and 60%, respectively, in the same quarter of fiscal 1993.

In the apparel segment, sales were 10% lower and gross profits were 79% lower in the second quarter of fiscal 1994 than in the second quarter of last year. Increases in sales by the Company's retail outlet stores were more than offset by decreases in sales of knit apparel to screen printers and private label customers and in sales of Duck Head branded woven and knit apparel. Gross profit margins were lower in knit apparel due principally to lower sale prices caused by continuing oversupply of T-shirts in the national market. Gross profit margins were substantially lower in branded apparel due principally to sales of seasonal closeout inventory. During the quarter, the Company charged income in the apparel segment by approximately $3.6 million to increase reserves for inventory markdowns. The apparel segment accounted for 27% and 10% of the consolidated sales and gross profit for the current fiscal quarter as compared to 28% and 33%, respectively, for the same period a year ago.

In the quarter ended January 1, 1994, the contribution by the Company's other businesses--office products and fitness equipment--to consolidated sales and gross profit was 9% and 31%, respectively. In the same quarter last year, this segment consisted only of office products and contributed 4% of consolidated sales and 7% of gross profits.

Selling, general and administrative expenses increased by approximately $8 million in the quarter just ended over the same period last year. Expenses related to Nautilus
International which was not acquired until January 1993, increased expenses caused by the expansion of the number of Duck Head Retail Outlet stores, and charges related to increased reserves for bad debts accounted for the major portion of these increased expenses.

The Company's estimated effective tax rate for fiscal 1994 is approximately 38%. The increased federal statutory rate from 34% to 35% was offset by a reduction in the provision for state income tax expense.

The total order backlog at January 1, 1994 was $139,640,000 compared with the order backlog of $203,879,000 at December 26, 1992. Order backlogs at both dates include those of Nautilus International. Backlogs in both the textile and apparel segments are lower than at the same time last year. The current backlog of textile segment orders is also lower than at the beginning of the current fiscal year, but apparel segment backlogs are higher than at the beginning of this fiscal year.

Inventory levels increased from $198.3 million at July 3, 1993 to $208.8 million at January 1, 1994. Inventories in the textile segment increased as a result of lower order activity over the past six months as compared to the same period in the prior fiscal year. Inventories in the apparel segment decreased slightly, and inventories in the office supply and fitness equipment businesses increased slightly, during the same period of the current fiscal year. Although inventories in the apparel segment have decreased slightly since the beginning of the current fiscal year, they remain at a level that management considers too high. To address this, the inventory acquisition policies and procedures in the apparel segment have been improved, and reserves for closeout inventories have been increased.

During the latest quarter, the Company did not run full manufacturing schedules in its textile and apparel operations as it continued to adjust to the current industry inventory cycle. The Company does not expect any major production curtailments in the quarter ending in March 1994.

If apparel sales at retail continue to improve, the Company believes that its apparel segment's performance will be better in the third fiscal quarter of the current year than it was during the first two quarters. However, the Company believes that, except for sales of woven wrinkle resistant fabrics, its textile segment will still face reduced demand for its products until at least April of 1994.

Cotton fiber prices can significantly affect the Company's costs. Cotton prices have increased about 32% since January 1, 1994. About 82% of the Company's intake of cotton through the rest of the current fiscal year has been fixed as to price, at prices approximately 17% lower than current market but at prices approximately 15% higher than those of cotton purchased during the first half of the current fiscal year. The Company believes that cotton prices will continue to increase over the short term. There is no assurance that the Company's textile segment will be able to recover these additional costs in its prices to customers.

During the six months ended January 1, 1994, the Company's "Accrued and sundry liabilities" increased by approximately $34.5 million and its "Prepaid and other current assets" and "Deferred income taxes" (current) increased by approximately $23.1 million. These balance sheet changes are related principally to the litigation and restructuring charges discussed above and related deferred tax benefits.

The Company's Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three sites in North Carolina, South Carolina, and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were acquired in 1990 pursuant to the terms of an order of the United States Bankruptcy Court by another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina site, the Company's information is that there are over 500 PRPs and the Nautilus business is listed as a "de minimis" party. The Company currently does not have information respecting the costs that may be incurred with respect to this site.

At the South Carolina site, there are over 700 PRPs and the Company expects that the Selling Corporation will be listed as a "de minimis" party. The site's PRP Group has completed a surface removal action (the removal of drums, equipment and materials), the

Selling Corporation's share of the cost of which is immaterial. The PRP Group is investigating soil and groundwater contamination at the site, but there is currently insufficient information available to estimate the cost of remediating that contamination.

At the Mississippi site, the PRP group is in the process of performing a surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. Based on its current information, the Company does not believe that the Selling Corporation's share of the cost of the surface removal action will be material, but there is currently insufficient information available to estimate the cost of remediation of the soil and groundwater contamination at the site and in the surrounding area. According to a tentative ranking of the PRPs' respective contributions of material to the site, the Nautilus business is ranked 9th out of a total of approximately 35 PRPs. Trichloroethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

Although there is uncertainty as to several legal issues, the Company believes that it has certain defenses to liability at these sites. The Company, therefore, has denied any responsibility at the sites and has declined to participate as a member of the respective PRP groups.

Two other lawsuits have been brought by individuals who previously served as salesmen for the Duck Head division, which suits make allegations similar to those in the Hoots Suit. One of the suits was settled during January 1994 with a payment by Duck Head to the plaintiff of $350,000 and each party giving a general release to the other. The other suit is pending in the United States District Court for the Western District of Kentucky at Owensboro, Kentucky. The amount of damages claimed in this suit has not yet been determined, and the ultimate impact of this suit on the Company is as yet unknown.

On February 11, 1994, the Company obtained an amendment of the Credit Agreement with its principal lenders that among other matters, lowered to $255 million the amount of Tangible Net Worth (defined to exclude the effect of the Hoots Suit described above) that the Company is required currently to maintain, and obtained a waiver from these lenders respecting the ratio of the second 1994 fiscal quarter's consolidated net income before interest expense and income taxes to interest expense being less than 2.5.

As of January 1, 1994, the Company had the $175 million credit facility provided by the Credit Agreement and two additional bank credit lines that aggregate $75 million and will reduce to $15 million in October 1994. As a result of the Credit Agreement amendment described above, the Company's loan covenants generally limit the Company's total indebtedness to $225 million plus any amount required to fund the Hoots Suit described above. Assuming the Credit Agreement amendment had been in place on January 1, 1994, the unused amount of the Company's credit facilities on that date under the limit described above would have been approximately $46 million.
The amount outstanding under the Company's credit lines fluctuates from time to time based on, among other factors, inventory levels and accounts receivable payments. The Company's ability to borrow under its credit lines is subject to various conditions.

The Company intends to continue examining near and long-term alternatives to strengthen its balance sheet. Such alternatives may include debt financings.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

          On November 24, 1993, a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court"), awarded $29,056,353.60 to a former Duck Head sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) against a subsidiary of Delta Woodside Industries, Inc. (the "Company"). The Circuit Court entered judgment on such award against the Company's subsidiary on November 24, 1993. The suit, which is captioned Ken Hoots, Terry Long and Bill Pace v. Duck Head Apparel Company, Inc., et.al. (the "Hoots Suit"), was commenced by the filing of a Complaint in the Circuit Court on March 17, 1992.

          The Hoots Suit concerns a dispute over sales commissions that the plaintiffs claim are owed them by the subsidiary. The Circuit Court jury found in favor of the plaintiffs against the subsidiary, awarding:

          (a) $2,556,353.60 to the plaintiffs on their claim of breach of contract under an Alabama treble damage statute (which amount represents three times the actual damages found by the jury),

          (b)  $4,000,000 to Ken Hoots,$2,000,000 to Terry
               Long and $1,000,000 to Bill Pace for mental anguish on their claim for fraud, and

          (c) $19,500,000 to the plaintiffs as punitive damages on their claim of fraud.

          The Company believes that the verdict is fundamentally unjust and intends vigorously to seek its reversal or reduction, first by making appropriate motions before the Circuit Court judge and then, if necessary, appealing the matter to the Alabama Supreme Court.

          The Company is seeking recovery of a portion of the award under certain of its insurance policies. At this time, however, there is no assurance that any portion of the award will be recovered by the Company through insurance.

          Alabama law permits the plaintiffs to recover interest at the rate of 12% per annum on the amount of the final adjudicated award from the date the original judgment was entered (November 24, 1993) until the date that any final adjudicated award is paid to the plaintiffs.

          In order to prevent execution of the judgment during the post-trial stage, the Company has guaranteed payment of the final adjudicated award and may, during the post-trial or appellate level stages, be required to post bond or other security in the amount of 125% of the amount of the jury award after any adjustments that may be made by the trial court. The plaintiffs in the Hoots Suit have agreed that execution on the judgment in the case shall be stayed until ten days after the deadline for filing any appeal has passed and, subject to the posting of a bond in the amount of 125% of the judgment, shall be further stayed pending any appeal.

          Two other lawsuits have been brought by individuals who previously served as salesmen for the Duck Head division, which suits make allegations similar to those in the Hoots Suit. One of the suits was settled during January 1994 with a payment by Duck Head to the plaintiff of $350,000 and each party giving a general release to the other. The other suit is pending in the United States District Court for the Western District of Kentucky at Owensboro, Kentucky. The amount of damages claimed in this suit has not yet been determined, and the ultimate impact of this suit on the Company is as yet unknown.

Item 2.        Changes in Securities*

Item 3.        Defaults upon Senior Securities*

Item 4.        Submission of Matters to a Vote of Security
          Holders

          The following summarizes the votes at the Annual
          Meeting of the
            Company's shareholders held on November 11, 1993:

       Election of
        Directors            For   Against Withheld Abstentions Nonvotes

       C. C. Guy         22,800,358    0   24,497      N/A         N/A
       J. F. Kane        22,798,729    0   26,126      N/A         N/A
       M. Lennon         22,798,795    0   26,060      N/A         N/A
       E. E. Maddrey, II 22,797,253    0   27,602      N/A         N/A
       B. Mickel         22,798,105    0   26,750      N/A         N/A
       B. A. Mickel      22,798,371    0   26,484      N/A         N/A
       B. C. Rainsford   22,797,253    0   27,602      N/A         N/A

       Ratification of
       Appointment of
       Ernst & Young as
       Independent
       Auditors
       For Fiscal 1994   22,795,805 16,535  N/A       12,515      N/A

Item 5.        Other Information*

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               4.2.4  Waiver and Amendment No. 2 to credit
                      agreement dated as of
                      June 24, 1992 (excluding Annex 1 and
                      Annex 2).  The Company
                      agrees to furnish supplementally to
                      the Securities and Exchange
                      Commission a copy of any omitted
                      Annex upon request.

          (b)  The Company filed Form 8-K dated January 11,
                    1994 and reported:

               Item 5.  Other Events

               The jury award in the Hoots Suit described above in Part II, Item 1, and certain related matters.


* Items 2, 3, and 5 are not applicable

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)



Date   February 15, 1994         /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer





Date   February 15, 1994         /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary