Form 10-Q
period 1994-04-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-05-17
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 1994

                              OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number  1-10095

               DELTA WOODSIDE INDUSTRIES, INC.
    (Exact name of registrant as specified in its charter)


      SOUTH CAROLINA                  57-0535180
(State or other jurisdiction of     I.R.S. Employer
Incorporation or organization)     Identification No.)

     233 North Main Street
     Hammond Square, Suite 200
     Greenville, South Carolina             29601
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

Common Stock, $.01 Par Value-- 24,243,812 shares as of May 3,
1994.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                       Page


     Condensed consolidated balance sheets--
     April 2, 1994 and July 3, 1993                     3-4

     Condensed consolidated statements of income --
     Three and nine months ended April 2, 1994 and
     March 27, 1993                                       5

     Condensed consolidated statements of cash
     flows-- Nine months ended April 2, 1994
     and March 27, 1993                                   6

     Notes to condensed consolidated financial
     statements--April 2, 1994                          7-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                   10-13


Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings                               14

Item 2.   Changes in Securities                           14

Item 3.   Defaults upon Senior Securities                 14

Item 4.   Submission of Matters to a Vote of Security
          Holders                                         14

Item 5.   Other Information                               15

Item 6.   Exhibits and Reports on Form 8-K                15


SIGNATURES                                                16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                       April 2,    July 3,
                                         1994        1993
                                     (Unaudited)
                                         (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      580 $    3,730
  Accounts receivable:
    Factor                               47,875     70,985
    Trade                                75,860     74,491
                                        123,735    145,476
    Less allowances for doubtful
      accounts and returns                6,019      5,537
                                        117,716    139,939

  Inventories
    Finished goods                      116,688    111,372
    Work in process                      69,998     63,027
    Raw materials and supplies           23,796     23,865
                                        210,482    198,264
  Prepaid and other current assets        5,286      3,615
  Deferred income taxes                  15,879        713

         TOTAL CURRENT ASSETS           349,943    346,261


PROPERTY, PLANT AND EQUIPMENT
  Cost                                  274,105    254,115
  Less accumulated depreciation          87,918     68,969
                                        186,187    185,146

INTANGIBLE ASSETS                        38,619     41,085
OTHER ASSETS                              1,778      1,454

                                       $576,527   $573,946

DELTA WOODSIDE INDUSTRIES, INC.

                                          April 2,   July 3,
                                           1994        1993
                                       (Unaudited)
                                            (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Note payable to bank                   $  28,688
  Trade accounts payable                    38,176  $  62,374
  Accrued and sundry liabilities            51,948     21,776

       TOTAL CURRENT LIABILITIES           118,812     84,150

LONG-TERM DEBT, less current portion       151,798    130,464

DEFERRED INCOME TAXES AND OTHER
   LIABILITIES                              25,218     23,083

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
   authorized 50,000,000 shares, issued
   and outstanding 24,241,883 shares
   at April 2, 1994 and 26,400,371
   shares at July 3, 1993                      242        264
  Additional paid-in capital               161,834    186,381
  Retained earnings                        118,623    149,604

                                           280,699    336,249

                                          $576,527   $573,946














See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       Three Months Ended      Nine Months Ended
                       April 2,   March 27,   April 2,  March 27,
                         1994       1993        1994      1993
                         (In thousands, except per share data)

Net sales             $155,194   $176,412     $450,964  $492,012
Cost of goods sold     127,038     141,911      380,450  401,016
Gross profit on
  sales                 28,156      34,501      70,514    90,996

Selling, general and
  administrative
  expenses              20,008      18,586      62,641    50,058
Litigation charge
   (credit)             (5,904)                 27,096
Restructuring
  charge (credit)         (559)                 12,101
                        14,611      15,915     (31,324)   40,938

Other expense
   (income):
  Interest expense       2,346       1,556       6,195     5,470
  Interest income
    and other           (1,029)       (600)     (2,101)     (961)
                         1,317         956       4,094     4,509

  INCOME (LOSS)
  BEFORE INCOME TAXES   13,294      14,959     (35,418)   36,429

Income taxes
  (benefit)              6,713       6,042     (11,798)   13,684

Income (loss) before
  cumulative effect
  of accounting
  change                 6,581        8,917    (23,620)   22,745

Cumulative effect of
  change in the
  method of accounting
  for income taxes                                          (875)

   NET INCOME
     (LOSS)           $  6,581     $  8,917  $  (23,620)$ 21,870

Income per share
  before cumulative
  effect of
   accounting change  $    .27     $    .35  $     (.96)$    .86

Cumulative effect
  adjustment                                                (.04)

Net income per share  $    .27     $    .35  $     (.96)$    .82

Dividends per share
  of common stock     $    .10     $    .10  $      .30 $    .30

Weighted average
  shares outstanding    24,240       26,435      24,651   26,415

See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          Nine Months Ended
                                         April 2,    March 27,
                                           1994        1993
                                            (In thousands)

OPERATING ACTIVITIES
  Net income (loss)                     $(23,620)  $21,870
  Depreciation                            13,977    12,042
  Amortization                             1,282     1,215
  Other                                     (548)    4,089
  Changes in operating assets and
    liabilities                           13,115    10,220

NET CASH PROVIDED BY OPERATING ACTIVITIES  4,206    28,996

INVESTING ACTIVITIES
  Acquisition of business net
  of cash acquired                        (1,600)  (20,153)
  Property, plant and equipment
    purchases                            (22,102)  (31,532)
  Other                                     (355)      560

NET CASH (USED) BY INVESTING ACTIVITIES  (24,057)  (51,125)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                               28,688
  Proceeds from revolving line of credit  33,000   195,395
  Principal payments on revolving line
    of credit                            (11,000) (163,213)
  Scheduled principal payments of
  long-term debt and capital
  lease obligations                       (1,424)   (1,333)
  Repurchase of Common Stock             (25,312)
  Dividends paid                          (7,361)   (7,925)
  Other                                      110       223

NET CASH PROVIDED BY FINANCING ACTIVITIES  6,701    23,147

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        (3,150)    1,018

Cash and cash equivalents at
  beginning of period                      3,730       850

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $    580    $1,868


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

APRIL 2, 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 2, 1994 are not necessarily indicative of the results that may be expected for the year ending July 2, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1993.

NOTE B--INCOME TAXES

During the third quarter the Company changed its estimated effective tax benefit rate for fiscal 1994 to 33%. The catchup effect of this change resulted in a tax rate of 50% for the quarter ended April 2, 1994. The lower tax benefit rate is generally attributable to a variety of factors including certain writedowns of goodwill which are not deductible for income tax purposes. The effect of the change in estimated tax rate on the quarter ended April 2, 1994 was a decrease in net income of $2,285,000 or $.09 per share.

Reserves for litigation and restructuring have resulted in an increase since July 3, 1993 of approximately $13 million in current deferred income taxes. Income tax expense for the prior year includes a cumulative effect adjustment of $875,000 related to the adoption in fiscal 1993 of a new standard of accounting for income taxes.

NOTE C--REPURCHASE OF COMMON STOCK

During the first six months of fiscal 1994 the Company repurchased 2.3 million shares of its Common Stock for $25.3 million.

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

APRIL 2, 1994

NOTE D--NOTE PAYABLE

On October 6, 1993 the Company increased a short-term line of credit with a bank from $15 million to $50 million, and on October 19, 1993 obtained an additional short-term line of credit for $25 million.

NOTE E--LITIGATION AND RESTRUCTURING CHARGES

Losses in the current fiscal year include a charge to income of $27.1 million for reserves and related expenses in connection with an Alabama jury award on November 24, 1993 to a former Duck Head Apparel Company sales representative and two of his associates on their claims against Duck Head regarding disputes as to commissions paid. The reduced jury award was for approximately $22.9 million and included approximately $852,000 for contractual compensatory damages, $7.0 million for mental anguish, and $15 million as punitive damages. The Company is in the process of seeking reversal or reduction of thisjury award. However, there is no assurance that these challenges will be successful, and the Company has established the litigation reserve noted above for this judgment and costs associated with the post judgment and appeal process. During the third quarter of fiscal 1994 the amount of the jury award was reduced by the circuit court judge from $29,056,000 to $22,852,000. Also during the quarter just ended, the Company charged income for $300,000 to increase its reserve for legal costs associated with the Alabama Supreme Court appeal.

During the fiscal quarter ended April 2, 1994, the Securities and Exchange Commission released guidelines on accounting for and disclosing restructuring charges. As a result of its interpretation of these guidelines, the Company has reviewed its restructuring reserves established in the quarter ended January 1, 1994. As a result of this review, the restructuring provision was reduced in the third quarter of fiscal 1994 by approximately $559,000.
Of the $12.1 million restructuring charge, $8.5 million relate to asset writedowns, $.6 million has been expended in the current fiscal year and $3.0 million relate to future expenditures. These restructuring decisions include plans to sell the Company's Harper Brothers office products business, and the consolidation of Duck Head Apparel Company's warehouse and distribution operations.

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
APRIL 2, 1994
NOTE F--CONTINGENT LIABILITIES

The Company's Nautilus business has been named as a "Potentially Responsible Party" ("PRP") under the
Comprehensive Environmental Response, Compensation, and
Liability Act ("CERCLA") with respect to three sites, one each in North Carolina, South Carolina, and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina site, the Company's information is that there are over 1,400 PRPs and that the Selling Corporation is listed as a "de minimis" party. The Company's most recent information indicates that the Selling Corporation's share of the costs of the surface removal action (the removal of drums, equipment and materials) for this site will be immaterial.
The Company does not currently have information respecting the soil and groundwater cleanup costs that may be incurred with respect to this site.

At the South Carolina site, there are over 700 PRPs, and the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de minimis" party. The site's PRP group has completed a surface removal action, the Selling Corporation's share of the cost of which is immaterial. The PRP Group is investigating soil and groundwater contamination at the site, but there is currently insufficient information available to estimate the cost of remediating that contamination.

At the Mississippi site, the PRP group is in the process of performing a surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked 11th out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, latest estimates of costs to clean up the site range up to $4 million. Trichloroethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
APRIL 2, 1994

NOTE F--CONTINGENT LIABILITIES

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company, therefore, has denied any responsibility at the sites and has declined to participate as a member of the respective PRP groups. Accordingly, the Company has not provided for any reserves for costs or liabilities attributable to the Selling Corporation.

A law suit with allegations similar to those in the Alabama case referred to above is pending in the United States District Court for the Western District of Kentucky brought by an individual who previously served as an independent sales representative for the Duck Head division. The amount of damages claimed in this suit has not yet been determined, and the ultimate impact of this suit on the Company is yet unknown.

As of April 2, 1994, the Company had a $175 million credit facility provided by a Credit Agreement with its principal lenders and two additional bank credit lines that aggregate $75 million which will reduce to $15 million in October 1994. The Company's loan covenants generally limit the Company's total indebtedness to $225 million plus any amount required to fund the Alabama jury award outlined above. Under this limit, the unused amount of the Company's credit facilities at April 2, 1994 was $30.3 million. The amount outstanding under the Company's credit lines fluctuates from time to time based on, among other things, inventory levels and accounts receivable payments.

The Company intends to continue examining near- and long-term alternatives to strengthen its balance sheet. Such alternatives may include debt financings.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net sales for the third quarter ended April 2, 1994 were $155,194,000 as compared to $176,412,000 in the prior year third quarter, a decrease of 12%. Net earnings, including the pretax credit to earnings described below, were $6,581,000 for the quarter ended April 2, 1994, a decrease of 30% from the $9,340,000 earned in the prior year third quarter. On a per share basis, earnings were $.27 on the 24, 240,000 average shares outstanding in the third quarter of fiscal 1994 as compared to $.35 per share on the 26,435,000 average shares outstanding in the third quarter of fiscal 1993.

Earnings in the third quarter ended April 2, 1994, included a pretax credit to income of $6.2 million from a reduction by the Alabama trial court of the $29.1 million jury verdict in the case of former independent sales representatives previously decided against a subsidiary of the Company and fully reserved in the quarter ended January 1, 1994. The Company intends to pursue an appeal to the Alabama Supreme Court. Without this credit, pretax earnings would have been $7,090,000 in the quarter ended April 2, 1994, and net income, after provision for income taxes, would have been approximately $3,510,000 or $.14 per share.

Net sales for the nine months ended April 2, 1994, totalled $450,964,000 compared to $492,012,000 for the nine months ended March 27, 1993, a decrease of 8%. Sales of the Nautilus division acquired in january 1993 account for approximately $20.3 million of sales in the current fiscal year to date versus $2.7 million in the first nine months of fiscal 1993. Net loss for the nine months ended April 2, 1994, was $23,620,000 as compared to net earnings of $21,870,000 for the nine months ended March 27, 1993. On a per share basis, losses were $.96 per share on the 24,651,000 average shares outstanding in the nine months ended April 2, 1994, as compared to earnings of $.82 per share on the 26,415,000 average shares outstanding in the nine months ended March 27, 1993. The nine month fiscal 1994 loss includes a pretax charge to income, net of the credit described above, of $27,096,000 for reserves and related expenses in connection with the Alabama court verdict and a pretax restructuring charge against income of approximately $12,101,000.

Consolidated gross margin was 18% of sales in the latest fiscal quarter as compared to 20% in the same quarter of fiscal 1993. For the nine months ended April 2, 1994, the consolidated gross margin was 16% as compared to 18% in the nine months ended March 27, 1993.

Fiscal 1994 third quarter sales and operating profits in the Company's textile sector were both down 15% from last year's third fiscal quarter levels. Sales of woven textiles were lower and sales of knitted textiles in the quarter were higher than in the same quarter of the previous year. The weakness in woven womens' wear and unfinished fabrics noted in the previous quarter continued throughout the most recent quarter. Knitted fabric sales improved due to better performance in our recently consolidated knit finishing plant and due to better market demand than at this time last year. Gross profit margins improved slightly in both woven and knitted sectors. Incoming order rates for knitted fabrics have shown some improvement in recent weeks. Cotton fiber prices have risen sharply in the last four months. The Company has not yet been able to recover these cost increases in woven fabric prices, but is making some progress in this direction in the knitted fabrics area. The textile segment accounted for 60% of consolidated sales and 42% of consolidated gross profit in the latest quarter compared to 61% and 38%, respectively, in the same quarter of fiscal 1993.

Sales in the apparel segment were 16% lower and gross profits were 33% lower in the third quarter of fiscal 1994 than in the third quarter of fiscal 1993. Sales of knitted apparel were slightly higher and sales of branded apparel were lower than in the same quarter last year. Gross profit margins were lower in both sectors due principally to lower sales prices caused by continuing oversupply in the knitted apparel markets and by higher sales of closeout inventories of branded apparel relating principally to a Fall 1993 line that was poorly received by retailers. The apparel segment accounted for 32% of consolidated sales and 42% of gross profit in the latest fiscal quarter as compared to 34% and 51%, respectively, in the same quarter last year.

In the quarter ended April 2, 1994, the contribution by the Company's other businesses, office products and fitness equipment, to consolidated sales and gross profit was 8% and 17%, respectively. These operations contributed 5% of consolidated sales and 10% of consolidated gross profit in the quarter ended March 27, 1993.

Selling, general, and administrative expenses increased by approximately $1.4 million in the quarter just ended over the same period last year. Decreases in these expenses in the textile and apparel segments were more than offset by increases in these expenses at Nautilus International, Inc. which was included for the months of February and March only in fiscal 1993. Expenses in the latest fiscal quarter included costs related to the marketing of the Company's planned line of Nautilus equipment for individual consumers.

During the third quarter the Company changed its estimated effective tax benefit rate for fiscal 1994 to 33%. The catchup effect of this change resulted in a tax rate of 50% for the quarter ended April 2, 1994. The lower tax benefit rate is generally attributable to a variety of factors including certain writedowns of goodwill which are not deductible for income tax purposes. The effect of the change in estimated tax rate on the quarter ended April 2, 1994 was a decrease in net income of $2,285,000 or $.09 per share.

The total order backlog at April 2, 1994, was $155,172,000 compared with the order backlog of $188,920,000 at March 27, 1993. Order backlogs in all segments were below those at the same time last year, with the major portion of the decrease being in the woven fabrics area.

Inventories increased from $198.3 million at July 3, 1993 to $210.5 million at April 2, 1994. Increases in inventories in the textile segment were principally caused by lower than expected sales of woven blended and unfinished fabrics. Apparel inventories have decreased slightly and other inventories have increased slightly during the period.

During the last quarter, the Company ran relatively full manufacturing schedules in all of its operations except woven blended and unfinished fabrics. The Company does not expect any major production curtailments in the fourth quarter of the current fiscal year, except in those facilities that produce unfinished woven fabrics and woven blended fabrics.

During the fiscal quarter ended April 2, 1994, the Securities and Exchange Commission released guidelines on accounting for and disclosing restructuring charges. As a result of its interpretation of these guidelines, the Company has reviewed its restructuring reserves established in the quarter ended January 1, 1994. As a result of this review, the restructuring provision was reduced in the third quarter of fiscal 1994 by approximately $559,000. Also during the quarter just ended, the Company charged income for $300,000 to increase its reserve for legal costs associated with the Alabama Supreme Court appeal. Of the $12.1 million restructuring charge, $8.5 million relate to asset writedowns, $.6 million has been expended in the current fiscal year and $3.0 million relate to future expenditures.

The Company's Nautilus business has been named as a "Potentially Responsible Party" ("PRP") under the
Comprehensive Environmental Response, Compensation, and
Liability Act ("CERCLA") with respect to three sites, one each in North Carolina, South Carolina, and Mississippi. To the

Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the North Carolina site, the Company's information is that there are over 1,400 PRPs and that the Selling Corporation is listed as a "de minimis" party. The Company's most recent information indicates that the Selling Corporation's share of the costs of the surface removal action (the removal of drums, equipment and materials) for this site will be immaterial.
The Company does not currently have information respecting the soil and groundwater cleanup costs that may be incurred with respect to this site.

At the South Carolina site, there are over 700 PRPs, and the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de minimis" party. The site's PRP group has completed a surface removal action, the Selling Corporation's share of the cost of which is immaterial. The PRP Group is investigating soil and groundwater contamination at the site, but there is currently insufficient information available to estimate the cost of remediating that contamination.

At the Mississippi site, the PRP group is in the process of performing a surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked 11th out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, latest estimates of costs to clean up the site range up to $4 million. Trichloroethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company, therefore, has denied any responsibility at the sites and has declined to participate as a member of the respective PRP groups. Accordingly, the Company has not provided for any reserves for costs or liabilities attributable to the Selling Corporation.

A law suit with allegations similar to those in the Alabama case referred to above is pending in the United States District Court for the Western District of Kentucky brought by an individual who previously served as an independent sales representative for the Duck Head division. The amount of damages claimed in this suit has not yet been determined, and the ultimate impact of this suit on the Company is yet unknown.

As of April 2, 1994, the Company had a $175 million credit facility provided by a Credit Agreement with its principal lenders and two additional bank credit lines that aggregate $75 million which will reduce to $15 million in October 1994. The Company's loan covenants generally limit the Company's total indebtedness to $225 million plus any amount required to fund the Alabama jury award outlined above. Under this limit, the unused amount of the Company's credit facilities at April 2, 1994 was $30.3 million. The amount outstanding under the Company's credit lines fluctuates from time to time based on, among other things, inventory levels and accounts receivable payments.

The Company intends to continue examining near- and long-term alternatives to strengthen its balance sheet. Such alternatives may include debt financings.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

            In its Form 8-K, dated January 11, 1994, and Form 10-Q for the fiscal quarter ended January 1, 1994, the Company has previously reported the award on November 24, 1993 by a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court"), of $29,056,000 to a former Duck Head sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) against a subsidiary of the Company in a suit captioned "Ken Hoots, Terry Long and Bill Pace v. Duck Head Apparel Company Inc., et. al." (the "Hoots Suit").

          After a hearing, the Circuit Court judge reduced the jury's verdict to $22,852,000 and entered judgment against the Company's subsidiary on March 28, 1994 as follows:

          (a) $852,000 to the plaintiffs on their claim of breach of contract

          (b)  $4,000,000 to Ken Hoots, $2,000,000 to Terry
               Long and $1,000,000 to Bill Pace for mental anguish on their claim for fraud, and

          (c) $15,000,000 to the plaintiffs as punitive damages on their claim of fraud.

           The Company believes that the verdict is fundamentally unjust and intends vigorously to seek its reversal on appeal. On April 9, 1994, the Company's subsidiary filed a notice of appeal of judgment with the Alabama Supreme Court.

           In order to prevent execution of the judgment during the appellate process the Company has guaranteed payment of the final adjudicated award and will post bond or other security in the amount of 125% of the judgment amount.

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

          A lawsuit with allegations similar to those in the Hoots Suit is pending against a subsidiary of the Company in the United States District Court for the Western District of Kentucky brought by an individual (Donnie Cecil) who previously served as an independent sales representative for the Duck Head division. The suit was filed on October 1, 1993. The amount of damages claimed in the suit has not yet been determined, and the ultimate impact of the suit on the Company is as yet unknown.

Item 2.   Changes in Securities*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security
          Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits required by Item 601 of Regulation S-K

                  4.2.4  Waiver and Amendment No. 3 to credit
                         agreement dated as of June 24, 1992.

             (b)  The Company filed Form 8-K dated January 11,
                  1994 and reported:

               Item 5.  Other Events














* Items 2, 3, 4 and 5 are not applicable

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Delta Woodside Industries,Inc.
                                            (Registrant)



Date     May 16, 1994              /s/ E. Erwin Maddrey,II
                                   E. Erwin Maddrey, II
                                   President and
                                   Chief Executive Officer




Date       May 16, 1994            /s/ Douglas J. Stevens
                                   Douglas J. Stevens
                                   Controller and
                                   Assistant Secretary