Form 10-K
period 1994-07-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-09-30
CIK 806624

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES
          EXCHANGE ACT OF 1934

  For the fiscal year ended July 2,1994

                                 OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES
         EXCHANGE ACT OF 1934

  For the transition period from               to

  Commission File Number 1-10095

                 DELTA WOODSIDE INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

      South Carolina                           57-0535180
    (State of Incorporation)    (I.R.S. Employer Identification No.)

              233 N. Main Street, Hammond Square, Suite 200
                        Greenville, South Carolina
                                    29601
  (Address of principal executive offices)          (Zip code)

                               803/232-8301
            (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
               Title of each class             on which registered

       Common Stock, Par Value $.01          New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                         Title of each class

                                None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X               No





                              Exhibit Index at Page No.__19

  Indicate by check mark if disclosure of delinquent filers
  pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
  K or any amendment to this Form 10-K [    ].

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 7, 1994 was :

       Common Stock, $.01 par value    -     $170,101,772

  The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 7, 1994 was:

       Common Stock, par value $.01        24,305,122 shares

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's
  Annual Report to shareholders for the fiscal year ended July 2, 1994 are incorporated by reference into Parts I and II.

   Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 10, 1994, are incorporated by reference into Part III.

                               Part I
  Item 1.  BUSINESS

  General

       Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Hammond Square, Suite 200, Greenville, South Carolina 29601 (telephone number: 803-232-8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc., its subsidiaries and its predecessor, Delta Woodside Industries, Inc., a Delaware corporation (which was incorporated in 1986), unless the context otherwise indicates.

       The Company manufactures and markets woven and knitted fabrics and apparel. The Company's textile segment produces a range of cotton, synthetic and blended fabrics, woven and knit, which are sold for the ultimate production of apparel, home furnishings and other products. The Company's apparel segment produces woven and knit apparel, including the "Duck Head" (Reg. trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. The Company also operates 36 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products and other woven and knit casualwear produced by the "Duck Head" division and other manufacturers. The Company also manufactures and distributes physical fitness equipment under the "Nautilus" (Reg. trademark) name. In June 1994, the Company sold its office products business. The Company has operations in 15 states and Costa Rica and employs approximately 8,100 employees.

  Products, Marketing and Manufacturing

       The Company conducts its textile fabrics operations through the Delta Mills Marketing (woven fabrics) and Stevcoknit (knitted fabrics) divisions. It conducts its woven and its knit apparel operations through the "Duck Head" and "Delta Apparel" (Reg. trademark) divisions. Certain retail sales of "Duck Head" and other manufacturers' products are made through the "Duck Head" Retail outlet stores. Each division has its own management and employees and operates independently of the other divisions. Inter-segment sales in fiscal 1994, fiscal 1993 and 1992 accounted for no more than approximately 4%, 3% and 3%, respectively, of the total sales of any segment.

       Fabrics produced by Delta Woodside are either woven or knitted and are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fiber and synthetic filament yarns are purchased from a smaller number of competitive suppliers.

       The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel and fabric resellers, including Levi, Haggar and Farah and private label apparel manufacturers for J. C. Penney, Sears and other retailers. The Company's knitted fabrics are sold for production of apparel for ultimate sales to catalogue companies, as well as to other branded and private label manufacturers. Apparel products are sold primarily to department and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers and to screen printers.

       Textile Segment

       The textile segment manufactures and markets woven and knitted fabrics to manufacturers of apparel and home furnishings and other products. The Company's net sales of woven fabrics were $288.6 million, $325.1 million and $336.9 million and the Company's net sales of knit fabrics were $102.8 million, $119.9 million and $135.9 million, during fiscal 1994, 1993 and 1992, respectively.

       Delta Mills Marketing Company (Woven Fabrics). Delta Mills Marketing Company produces finished and unfinished woven fabrics used in the production of apparel, home furnishings and other products. "Finished" fabric refers to fabric which has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments and is typically sold to manufacturers of apparel.

  Unfinished fabric, commonly referred to as "greige" (pronounced "gray") goods, is typically sold to converters who subsequently finish the fabric and sell it to manufacturers of apparel, home furnishings and other products. Through fiscal 1990, the Company's finished and unfinished woven fabric businesses operated as separate divisions under the names "Delta Mills Marketing Company" and "Woodside Mills, Inc." The two businesses together now comprise Delta Mills Marketing Company.



  Item 1 (Continued)

       Finished Woven Fabrics. The Company's finished woven fabrics operation, through 7 of its plants, manufactures medium-weight woven fabrics sold in a finished state for use in the manufacture of men's and women's apparel and professional uniforms.

       Finished woven fabrics produced by the division are primarily sold directly to major apparel manufacturers. The division's marketing efforts focus on four primary apparel manufacturing groups: women's apparel, including fashion apparel; men's apparel; career apparel and uniforms; and military and other government uniforms and apparel. The division also engages in commission finishing, whereby it finishes fabric for converters. The finished woven fabrics operation sells and distributes its fabrics through Delta Mills Sales Company, a marketing office based in New York City, with sales personnel also operating from Atlanta, Chicago, Dallas, Los Angeles, San Francisco and London.

       Approximately 65% of the division's finished woven fabrics are made from cotton or cotton/synthetic blends, while approximately 35% are made from spun synthetics, including varying blends of rayon, polyester and wool. Finished woven fabrics are principally woven according to projected sales based on strong indications from major customers, but finished according to specific purchase orders. The division's production of cotton and cotton/synthetic blend finished woven fabrics is largely integrated, with the division performing most of its own spinning and substantially all of its own weaving and finishing. The production of spun synthetic finished woven fabrics is fully integrated, with various plants in the division involved in spinning, weaving and finishing. With its printing capability, the Company believes that the division is the only substantially vertically integrated producer of camouflage military fabrics in the United States. The Company expects that its finished woven all cotton facilities will run at or near full capacity during fiscal 1995. However, woven synthetic and greige goods facilities are not expected to run full schedules for at least the first half of fiscal 1995.

       Unfinished Woven Fabrics. The division, through the three plants included in its Woodside operation, produces a variety of unfinished light-weight woven fabrics sold for ultimate use in manufacturing apparel such as blouses, dresses and pajamas, and in manufacturing home furnishings, including draperies, curtains and comforters, and in medical and industrial products.

       The Woodside operation sells its products primarily to converters who arrange for the dyeing, printing and finishing of the fabric before ultimately selling the fabric to apparel, home furnishing and other manufacturers. Woodside's marketing and sales are also performed by Delta Mills Sales Company, through its offices in New York City and additional sales personnel in the Boston, Massachusetts area. The Company sells to more than 150 converters and other customers. Woodside's operations are designed to allow for changes in production to different items in its various product lines, thus allowing it to respond to shifts in market demand. Orders generally are received three to six months in advance, with products generally made to customer specifications.

       Fabrics sold by the Woodside operation include 100% cotton, polyester/cotton blends, 100% polyester, 100% rayon, polyester/rayon blends, textured polyester and other "semifancy" fabrics of more complicated construction. The Woodside operation also produces acetate fabrics used for apparel linings, surgical tapes and other industrial and home furnishing uses. Woodside's operations are largely integrated. All of the operation's plants weave fabrics and one of the plants spins some of the yarn used to manufacture these fabrics. The Woodside operation currently is operating at less than full production capacity.

       Stevcoknit (Knitted Fabrics). Stevcoknit, through its 5 plants, spins yarn, knits and finishes a wide range of circular knit fabrics for use in the manufacture of knit apparel, and also provides yarn to the Company's apparel segment.

       Stevcoknit products are marketed to numerous apparel manufacturers through marketing staffs employed by Stevcoknit Marketing Company in New York City and Los Angeles, with sales personnel also located in North Carolina, Dallas and San Francisco. To further promote sales of Stevcoknit's fabrics to apparel manufacturers, the marketing staff of Stevcoknit Marketing Company also contacts major retailers of products manufactured from the division's knitted fabrics. Discussions with these retailers provide information relating to fabric quality and trends in style and color. In addition to its sales to apparel manufacturers, the division also sells prepared for print fabrics to converters through a broker. Certain knitting operations are scheduled according to projected sales, but most knitting and finishing of the fabrics are performed to specific customer orders.

       The operations within the knitted fabrics operation are largely integrated. Various plants are equipped to perform all stages of the manufacturing process, from carding the raw fiber stock, to dyeing and finishing the final fabric product. The fabrics produced by this segment are manufactured by using

  Item 1 (Continued)

  100% cotton, polyester/cotton blends and 100% polyester.  The
  Company believes that its knit textile facilities will run at or near full capacity during fiscal 1995.

       Apparel Segment

       The apparel segment produces and markets both woven apparel and knit apparel. The segment's products include the "Duck Head" line of men's and boys' casualwear, which includes pants, shorts and shirts. The knit apparel business includes T-shirts and sweatshirts which are sold under the labels of "Duck Head", "Delta Apparel", and various private labels.

       "Duck Head" Division. The division produces a line of men's and boys' casual apparel, sold under the "Duck Head" label, including pants, shorts, shirts, skirts and accessories. This division also sells a relatively small amount of men's and boys' woven workwear, sportswear and casualwear under the private labels of its customers. In fiscal 1994 the division began licensing various other categories of apparel and accessories.

       "Duck Head" labeled products are primarily marketed by sales staff employed by Duck Head Marketing Company to regional and national retailers with stores in the South and South Atlantic regions. The "Duck Head" trademark has been associated with apparel for many decades, but has traditionally been marketed primarily to a Southeastern customer base. The Company acquired the brand in February 1989.

       The division sells its "Duck Head" products primarily to regional and national department store chains as well as specialty apparel retailers and through Company-operated outlet stores. The division currently displays "Duck Head" products in "Duck Head" specialty departments within some department stores. The "specialty department" display format permits the presentation of an entire line of clothing in a dedicated section of a store's clothing department, and has been increasingly used in department stores by the major national clothing brands. The Company believes that these specialty department displays will continue to increase recognition of the "Duck Head" name and logo and expand consumer acceptance of the line. Gross sales of "Duck Head" labeled products were approximately $130.4 million in fiscal 1992, $137.3 million in fiscal 1993, and $95.4 million in fiscal 1994.

       "Duck Head" Apparel operates a total of 9 facilities located in Georgia, Tennessee and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" is now acquiring less than one-half of its finished products from other companies throughout the world. This outside production takes the form of sewing fabric parts cut at "Duck Head" facilities, cutting and sewing with fabric and patterns supplied by "Duck Head", or providing finished garments made to "Duck Head" specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. The majority of the products is warehoused in the division's leased facilities.

       "Duck Head" labeled apparel items are generally required to be inventoried to permit quick shipment and to level production schedules, and customer private label apparel items are generally made only to order. The division's products are manufactured primarily from 100% cotton. The division's marketing office is based in Winder, Georgia with regional sales managers and sales personnel located throughout the country.

       "Delta Apparel". "Delta Apparel", which is headquartered in Duluth, Georgia, operates a total of 9 facilities and produces knitted T-shirts and sweatshirts. The division markets its products primarily to companies that screen print shirts for resale, and to department stores and other clothing stores for resale under the customer's private labels or under the Company's "Delta Apparel" label.

       The division's knit apparel marketing is performed by sales personnel of Delta Apparel Marketing Company with sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores and the mass markets such as discount houses. This operation utilizes independent sales representatives to sell to screen printing companies. Some knit apparel items are required to be inventoried to permit quick shipment and to level production schedules. Special fashion knit apparel items and customer private label knit apparel styles generally are made only to order.

       Of the yarn used by the Company's knit apparel operation, approximately one-third is produced by Stevcoknit with the remainder purchased from outside vendors; the knit apparel operation is otherwise largely vertically integrated. The business manufactures its own knitted fabrics, utilizing

  Item 1 (Continued)

  knitting, dyeing and finishing processes, and cuts and sews its finished knitted fabrics into apparel. The fabrics used by the division are either polyester/cotton blends or 100% cotton.

       Retail Apparel. The Company has 36 outlet stores in 13 states that sell principally closeout and irregular "Duck Head" products. These stores also sell a small amount of apparel items manufactured by other companies.

       Fitness Equipment

       "Nautilus" Fitness Equipment. Nautilus produces weight resistance and aerobic equipment for the institutional, medical and home markets. The current product line in the weight resistance category is called the "Next Generation", which consists of 40 individual machines that exercise the various muscle groups. Nautilus also produces an exclusive line of 25 weight resistance machines for women called "Nautilus for Women". As a supplement to the weight resistance line, Nautilus produces five versions of a multi-station machine that serves those markets that have space and budget limitations. Nautilus currently produces, for the institutional market, five aerobic machines, two recumbent bikes, two stairclimbers and a treadmill.

       Nautilus historically has been focused on the institutional market. During the last six months Nautilus has launched a concerted effort to penetrate the home and medical market. Nautilus historically targets health clubs, the public sector, YMCAs and similar institutions and the medical, amenity and corporate markets. In fiscal 1995, Nautilus plans to enter the consumer market in the strength and aerobic areas, as well as expand its efforts in the medical markets to the areas of diagnosis (exercise components with the ability to measure the strength of a particular muscle and muscle group) and rehabilitation.

       The manufacturing operations at Nautilus are vertically integrated, including metal fabrication, upholstery, and a vacuum formed and injection molded plastics process. Raw material is inventoried, but finished machines are generally manufactured against customer orders. All manufacturing is done in Independence, Virginia. The Company believes that the manufacturing operation is currently operating at approximately 75% of present capacity.

  Competition

       The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for nondurables. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market. The cyclical nature of the various businesses in which the Company operates was a contributing factor to the business downturn experienced by the Company in fiscal 1994 and 1993 and the varying manner in which each division's results in one fiscal year differs from its results in another fiscal year. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

       The Company sells primarily to domestic customers and competes with numerous competitors, both domestic and foreign. The principal competitive factors are price, service, delivery time, quality and flexibility, with the significance of each factor depending upon the product involved. The Company's competitive position varies among the different goods produced.

       There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics area, none of which dominates the market. The Company believes that it has a strong competitive position with respect to the manufacture of spun synthetic slack-weight and skirt-weight woven fabrics, as well as wrinkle-resistant all cotton sportswear fabrics.

       The woven fabrics' Woodside operation is a major supplier of both polyester/rayon print cloth used in home furnishings and women's blouses and acetate fabric used in apparel linings and surgical tapes. There are several major domestic competitors in the Company's acetate linings business and its unfinished cotton and cotton/polyester blend print cloth business, but no company dominates any of these businesses.

       The knitted fabrics business in which Stevcoknit competes is highly competitive with several large competitors. However, the significant vertical integration of Stevcoknit's manufacturing operations


  Item 1 (Continued)

  and its experience in performing the more complicated manufacturing techniques required in the production of 100% cotton fabrics provide the Company with certain competitive advantages. The industry, nevertheless, remains highly competitive.


       The apparel segment competes with numerous domestic and foreign manufacturers of branded and private label apparel. Foreign competition has been an increasingly significant factor in the apparel manufacturing industry, particularly with respect to items that require labor-intensive production, such as shirts and jackets, and high cost luxury items. Although domestic apparel companies must compete to some extent on a price basis with foreign competition, the Company's management believes that domestic apparel companies can best compete by selling branded products, by manufacturing off-shore, by offering product flexibility, by responding quickly to changes in consumer demand and by providing more timely deliveries. The latter characteristics permit retailers to reduce their inventory costs and lower the risk that product availability will not match consumer demand. The Company's operations are oriented toward providing its apparel segment and the customers of its textile segment with all or some of these competitive advantages. The Company believes that it and its domestic customers can address quality control problems more easily than can manufacturers and distributors of foreign products. Furthermore, the customers of foreign suppliers generally face letter of credit fees, and occasionally face delivery delays and claims resolution difficulties.

       Nautilus competes in the institutional fitness market which is fragmented and highly competitive. Nautilus competes with several national and local companies. The fitness equipment industry generally competes for business on price, quality, specifications and service. Management of the Company believes that Nautilus has a strong competitive position because of its high name recognition in markets and its reputation for high quality, durable equipment.

       The Company believes that several aspects of its operations may mitigate some of the problems posed by competition within the domestic textile and apparel industries. The variety of the Company's products offers some degree of protection against the cyclical nature of the business of individual products. Management of the Company believes that the percentage of its production cost attributable to labor is comparable to that of its competitors. Other competitive strengths include: the ability to produce special fabrics such as textured blends; the modern equipment in several of its plants; and the Company's achievement of substantial vertical integration in its various divisions.

  Employees

       The Company has approximately 8,100 employees.  The
  Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

  Environmental and Regulatory Matters

       Delta Woodside is subject to federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Delta Woodside's plants generate very small quantities of hazardous waste which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

       The subsidiary which conducts the finished woven fabrics operations is subject to a Consent Order with the South Carolina Department of Health and Environmental Control dated September 26, 1985, which was executed prior to Delta Woodside's acquisition of the business. Pursuant to the Consent Order, which arose from a determination that several private drinking wells in the area of two of the subsidiary's plants had been contaminated, the subsidiary has discontinued the operation near these plants of a large spray field into which waste water sludge had been disposed and has placed into operation for such purpose a new and larger spray field. Delta Woodside expects that any continuing expenditures to comply with the Consent Order will be immaterial in amount.

       Some of the Company's plants have been unable to comply with the acute toxicity limits contained in the National Pollutant Discharge Elimination System (NPDES) permits held by the Company. With respect to certain such plants in North Carolina, the Company has signed a Special Order by Consent with the North Carolina Department of Environmental Health and Natural Resources (DEHNR) which will require the plants to achieve compliance with the acute toxicity limits by July 1995. By a March 1992 letter, the Natural Resources Defense Council notified the Company of its intent to institute a "citizens' suit" under the Clean Water Act for certain alleged NPDES violations in North Carolina. No such suit has been initiated to date. By reason of the Special Order, the Company

  Item 1 (Continued)

  believes that any such suit, and compliance with the Special Order, would not have a material adverse impact on the Company. With respect to certain South Carolina plants, the Company is working with the appropriate state agency in developing a corrective action plan for addressing the toxicity issue. The Company is examining several courses of action to achieve compliance with its NPDES permits and does not believe that the matter will have a material adverse impact on the Company.

       Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards. The Company does not expect that the amount of such expenditures will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that changes in federal, state or local regulations, changes in regulatory policy or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Woodside's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

  Information contained under the subheading "Environmental
  Matters" in Management's Discussion and Analysis of Results of
  Operations and Financial Condition--Liquidity and Sources of
  Capital incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

  Industry Segment Information

       Segment information in Note G of the Company's consolidated financial statements for the fiscal year ended July 2, 1994 is incorporated herein by reference.

  Other

       Information concerning order backlogs in Management's
  Discussion and Analysis of Results of Operations and Financial
  Condition - "Results of Operations, Consolidated Company Results, Fiscal 1994 versus Fiscal 1993" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

      Item 2. PROPERTIES

      The following table provides a description of Delta Woodside's production and warehouse facilities.

                                                      Approximate
                                                        Square   Approximate
            Location                      Utilization   Footage       Acreage

  Textile Segment
  Beattie Plant, Fountain Inn, SC (9)      spin/weave    390,000      112
  Furman Plant, Fountain Inn, SC (9)       weave         116,000       21
  Haynsworth Plant, Anderson, SC (9)       weave         155,000       16
  Distribution Center, Greenville, SC (9)  warehouse      88,000       12
  Estes Plant, Piedmont, SC (9)            spin/weave    332,000      114
  Greer Plant, Greer SC (9)                weave         255,000       10
  Delta 3 Plant, Wallace, SC (9)           dye/finish    555,000      527
  Cypress Plant, Pamplico, SC (9)          spin          144,000        4
  Pamplico Plant, Pamplico, SC (9)         spin/weave    275,000      520
  Delta 2 Plant, Wallace, SC (9)           dye/finish    347,000      295
  Catawba Plant, Maiden, NC                spin          115,000       34
  Fayetteville Plant, Fayetteville, NC (7) unused        238,000       15
  Carter Plant, Wallace, NC                dye/finish    485,000       72
  Greensboro Plant, Greensboro, NC         knit          195,000       10
  Holly Plant, Wallace, NC                 knit/finish   224,000        3
  Edgefield Plant, Edgefield, SC (4)       unused        129,000       21
  Rainsford Plant, Edgefield, SC           spin          296,000       43
  Mickel Plant, Spartanburg, SC            spin          207,000       14

  Apparel Segment
  Maiden Plant, Maiden NC                  knit/dye
                                           finish/cut    305,000       45
  Washington Plant, Washington, GA         sew           129,800        6
  Sandersville Plant, Sandersville, GA     sew            27,000        5
  Knoxville Plant, Knoxville, TN (2)       distribution  550,000       21
  Decatur Plant, Decatur, TN (2)           sew            75,000       11
  Tellico Plains Plant, Tellico
    Plains, TN (8)                         sew           100,000       17
  Sparta Plant, Sparta, GA (1)             sew            21,000        2
  Baldwin Plant, Baldwin, GA (8)           press/
                                           distribution  148,000       24
  Monroe #3, Monroe, GA                    cut            52,000        7
  Monroe #2, Monroe, GA                    sew/
                                           distribution   93,000        8
  Winder Plant, Winder, GA (3)(8)          warehouse/
                                           retail        119,000        3
  Jellico Plant, Jellico, TN               sew            56,000        5
  Harmony Plant, San Jose, Costa Rica      sew            14,000
  San Jose Plant, San Jose, Costa Rica (1) sew             60,000
  6
  Jupiter Plant, San Jose, Costa Rica      sew             25,000
  Ashburn Plant, Ashburn, GA (1)           sew             43,000        7
  Winder, GA                               warehouse       10,000
  Various (5)                              warehouse
  Various (6)                              stores

  Fitness Equipment Division
  Independence, VA                         manufacturing  254,000       54
  Independence, VA (1)                     manufacturing  30,000

  Galax, VA (1)                            manufacturing  40,000
  Item 2 (Continued

  _____________
  (1)  Leased facility.
  (2) "Duck Head" Outlet Stores lease a portion of the facility for retail sales.
  (3)  Approximately 40,000 square feet are currently not used.
  (4)  The knitted fabrics operation closed this facility during fiscal
       1992.
  (5) The apparel segment leases certain additional warehouse space from time to time.
       Approximately 226,000 square feet is leased currently with leases expiring through November 1994.
  (6) The "Duck Head" Outlet Stores Operation leases 36 facilities in 13 states, which leased space is Approximately 130,000 square feet. These leases expire at various dates through 1998.
  (7)  The knitted fabrics operation closed this facility during fiscal
       1993.
  (8)  These locations will be closed in fiscal 1995.
  (9) Title to these facilities are held by the county under a fee-in-lieu arrangement.

       Except as noted above all of the above production and warehouse facilities are owned by Delta Woodside and its subsidiaries, subject in certain cases to various outstanding mortgages and security interests. The apparel segment's Sparta plant, Sparta, Georgia and San Jose plant in San Jose, Costa Rica are leased on a month-to-month basis, and the Ashburn Plant in Ashburn, Georgia has a lease which expires `in February 1999. The lease of the Tellico Plains Plant has expired and the Company is in the process of acquiring the facility for a nominal price. The fitness division leases manufacturing capacity in Independence, Virginia which lease expires in July 1998.

       Delta Woodside leases corporate and division administrative offices in Greenville, South Carolina. The lease on the corporate offices expires December 1997 and leases on the administrative offices expire in 2008. Sales offices are leased in Charlotte, New York, Chicago, Raleigh, Newport Beach, San Francisco and Los Angeles with leases expiring through February 1998.

       At the date of execution of this Form 10-K, the Company believes that its finished woven all cotton plants and its knit textile plants are operating virtually at full production capacity while its finished woven synthetic and unfinished woven fabrics operations are operating at slightly less than full production capacity. Various factors affect the relative use by the Company's apparel segment of its own facilities and outside contractors in the various apparel production phases. This segment is currently using all its internal productive capacity. The fitness equipment operation is operating at approximately 75% of its production capacity as a result of new building space in excess of current volume.

  Item 3.   LEGAL PROCEEDINGS

       In its Form 8-K, dated January 11, 1994, and Forms 10-Q for the fiscal quarters ended January 1, 1994 and April 2, 1994, the Company has previously reported the award on November 24, 1993 by a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court"), of $29,056,000 to a former Duck Head independent sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) against a subsidiary of the Company in a suit captioned "Ken Hoots, Terry Long and Bill Pace
  v. Duck Head Apparel Company Inc. et. al. (the "Hoots Suit").
  The Hoots Suit commenced on March 17, 1993.

       After a hearing, the Circuit Court judge reduced the verdict to $22,852,000 and entered judgment against the Company's subsidiary on March 28, 1994 as follows:

       (a)  $852,000 to the plaintiffs on their claim of breach of contract respecting alleged unpaid commissions,
       (b)  $4,000,000 to Ken Hoots, $2,000,000 to Terry Long, and
            $1,000,000 to Bill Pace for mental anguish on their
            claim for fraud, and
       (c) $15,000,000 to the plaintiffs as punitive damages on their claim of fraud.

       The Company believes that the verdict is fundamentally unjust and intends vigorously to seek its reversal on appeal. On April 9, 1994, the Company's subsidiary filed a notice of appeal of judgment with the Alabama Supreme Court.

       In order to prevent execution of the judgment during the appellate process, the Company has guaranteed payment of the final adjudicated award and posted bond in the amount of $28,565,000.

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

       The Company made a charge to income during fiscal 1994 to establish reserves which it feels are sufficient in order to cover payment of any final adjudicated award.

       A lawsuit with allegations similar to those in the Hoots Suit is pending against a subsidiary of the Company in the United States District Court for Western District of Kentucky brought by an individual (Donnie Cecil) who previously served as an independent sales representative for the Duck Head division. The suit was filed on October 1, 1993. The amount of damages claimed in the suit has not yet been determined, and the ultimate impact of the suit on the Company is as yet unknown.

       In addition to those actions noted above, from time to time the Company and its subsidiaries are defendants in legal actions arising if the normal course of its business, including product liability claims. The Company believes that, as a result of its legal defenses, insurance arrangements and indemnification provisions with parties believed by the Company to be financially capable, none of these actions, if decided adversely, should have a material adverse effect on its results of operations or financial condition taken as a whole.




  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1994 fiscal year.

                               PART II


  Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

       The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 2, 1994 is incorporated herein by reference.

  Item 6.   SELECTED FINANCIAL DATA

       The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 2, 1994 is incorporated herein by reference.

  Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 11 (exclusive of graphs) of the Company's annual shareholders' report for the year ended July 2, 1994 is incorporated herein by reference.

  Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements included on pages 15 through 28 of the Company's annual shareholders' report for the year ended July 2, 1994 are incorporated herein by reference.


  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

       The Company filed a Form 8-K on August 25, 1994 reporting a change in accountants.

                              PART III


  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors", "Executive Officers", and "Stock Ownership of Principal Shareholders and Management".

  Item 11.  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT

       The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

  Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                               PART IV


  Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

       (a) (1) and (2)  Financial Statements and Financial
  Statement Schedules

  The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

            (3)   Listing of Exhibits:*

  3.1 Articles of Incorporation of the Company, as amended through February 5, 1989: Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of RSI Corporation and Porter Brothers, Inc., File No. 33-30247 (the "Form S-4").

  3.1.1               Articles of Amendment to Articles of
                 Incorporation of the Company: Incorporated by reference to Exhibit 3.1.2 to the Form S-4.

  3.1.2               Articles of Merger of Harper Brothers, Inc.
                 into RSI Corporation: Incorporated by reference to Exhibit 4.1.1 to the Registration Statement of the Company on Form S-8, File No. 33-33116 (the "1990 Form S-8").

  3.1.3               Articles of Merger of Delta Woodside
                 Industries, Inc., a Delaware corporation, into RSI
                 Corporation:  Incorporated by reference to Exhibit
                 4.1.2 to the 1990 Form S-8.

  3.1.4               Articles of Merger of Duncan Office Supplies,
                 Inc., into Delta Woodside Industries, Inc:
                 Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended December 29, 1990 (the "December 1990 10-Q").

  3.1.5               Articles of Amendment to the Articles of
                 Incorporation of Delta Woodside Industries, Inc., filed with the South Carolina Secretary of State on November 15, 1991: Incorporated by reference to Exhibit 4.6 to the Form 10-Q of the Company for the quarterly period ended December 28, 1991.

  3.2 By-laws of the Company, as amended: Incorporated by reference to Exhibit 3.1.1 to the Form S-4.

  3.2.1               Amendments to By-laws of the Company:
                 Incorporated by reference to Exhibit 3.2 to the December 1990 10-Q.

  3.2.2               Amendment to By-laws of the Company, adopted
                 as of June 29, 1992:  Incorporated by reference to
                 Exhibit 3.2.2 to the Company's Form 10-K for the fiscal year ended June 27, 1992 (the "1992 10-K").

  4.1            See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.1.4,
                 3.1.5, 3.2, 3.2.1. and 3.2.2.

  4.1.1               Specimen of Certificate for the Company's
                 Common Stock:  Incorporated by reference to
                 Exhibit 4.7 to the Company's Registration
                 Statement on Form S-3, File No. 33-42710 (the
                 "Form S-3").




  Item 14 (Continued)

  4.2.1               Credit Agreement dated as of June 24, 1992
                 among Delta Woodside Industries,
                 Inc., the Lenders named therein, and The First National Bank of Boston, as Agent (with exhibits and schedules omitted) together with forms of Promissory
                 Note, Subsidiary Guaranty, Contribution Agreement and certain other documents: Incorporated by reference to Exhibit 4.2.1 to the 1992 10-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule, exhibit or annex to the Credit Agreement or any of its amendments upon request of the Commission. This Credit Agreement, as amended, terminated as of September 7, 1994.

  4.2.2               Amendment No. 1 dated as of September 1993 to
                 Credit Agreement dated as of June 24, 1992:
                 Incorporated by reference to Exhibit 4.2.2 to the Form 10-K of the Company for the fiscal year ended July 3, 1993.

  4.2.3               Waiver and Amendment No. 2 to Credit
                 Agreement (excluding Annex 1 and Annex 2):
                 Incorporated by reference to Exhibit 4.2.4 to the Form 10-Q of the Company for the quarterly period ended January 1, 1994.

  4.2.4               Waiver and Amendment No. 3 to Credit
                 Agreement:  Incorporated by reference to Exhibit
                 4.2.4 to the Form 10-Q of the Company for the quarterly period ended April 2, 1994.

  4.3 Credit Agreement dated as of September 7, 1994 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank of North Carolina, N.A., as Agent (with exhibits and schedules omitted) together with forms of Promissory Note,

                 Subsidiary Guaranty and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

  4.4 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


  10.1 Lease, dated December 27, 1987 by and between Hammond Square, Ltd. and the Company:
                 Incorporated by reference to Exhibit 10.10 to Registration Statement No. 33-22563 on Form S-4 of Delta Woodside Industries, Inc., a Delaware corporation ("Registration Statement No. 33-22563").

  10.2**              Delta Woodside Deferred Compensation Plan for
                 Key Employees:  Incorporated by reference to
                 Exhibit 10.6 to the Form 10-Q of the Company for the quarterly period ended December 30, 1989.

  10.3**              Incentive Stock Award Plan effective July 1,
                 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the fiscal quarter ended March 31, 1990.

  10.4.1**            Stock Option Plan effective as of July 1,
                 1990: Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1990.

  10.4.2**            Amendment No. 1 to Stock Option Plan:
                 Incorporated by reference to Exhibit 10.1 to the December 1990 10-Q.
  Item 14 (Continued)

  10.4.3**            Amendment to Stock Option Plan:  Incorporated
                 by reference to Exhibit 10.9.2 to the Company's
                 Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").

  10.5           Stock Transfer Restrictions and Right of First
                 Refusal Agreement between the Company and E. Erwin Maddrey, II: Incorporated by reference to Exhibit
                 10.2 to the December 1990 10-Q.

  10.6           Stock Transfer Restrictions and Right of First
                 Refusal Agreement between the Company and Bettis
                 C. Rainsford:  Incorporated by reference to
                 Exhibit 10.3 to the December 1990 10-Q.

  10.7**              Summary of Delta Woodside Industries, Inc.,
                 Director Charitable Giving Program: Incorporated by reference to Exhibit 10.11 to the 1992 10-K.

  10.8.1** Directors Stock Acquisition Plan: Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

  10.8.2** Amendment of Director Stock Acquisition Plan, dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

  10.9           See Exhibits 4.2.1, 4.2.2, 4.2.3,4.2.4 and 4.3.

  13 Annual Report to Shareholders of the Company for the fiscal year ended July 2, 1994.

  22             Subsidiaries of the Company.

  23             Consent of independent auditors.

  27             Financial Data Schedule

  *              All reports previously filed by the Company with
            the Commission pursuant to the     Exchange Act, and
            the rules and regulations promulgated thereunder,
            exhibits       of which are incorporated to this Report
            by reference thereto, were filed under       Commission
            File Number 1-10095.

  ** This is a management contract or compensatory plan or arrangement.

       (b)  Reports on Form 8-K

            The Company did not file any report on Form 8-K during the fourth quarter of the fiscal year ended July 2, 1994.

       (c)  Exhibits

            The response to this portion of Item 14 is submitted as a separate section of this report.

       (d)  Financial Statement Schedules

            The response to this portion of Item 14 is submitted as a separate section of this report.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DELTA WOODSIDE INDUSTRIES,INC.



                8/30/94                  /s/ E. Erwin Maddrey,II
                  Date                   E. Erwin Maddrey,II
                                         President and Chief
                                         Executive Officer
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ C. C. Guy           9/7/94         /s/ E. Erwin Maddrey, II    8/30/94
  C. C. Guy                Date          E.Erwin Maddrey, II          Date
  Director                               President and
                                         Chief Executive Officer



  /s/ James F. Kane        9/12/94       /s/ Bettis C.Rainsford      9/26/94
  James F. Kane             Date         Bettis C. Rainsford          Date
  Director                               Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer


  /s/ Max Lennon            9/16/94      /s/ Douglas J.Stevens       8/29/94
  Max Lennon                 Date        Douglas J. Stevens           Date
  Director                               Controller and Assistant
                                          Secretary



  /s/ Buck A. Mickel        9/20/94
  Buck A. Mickel             Date
  Director



  /s/ Buck Mickel           9/20/94
  Buck Mickel                Date
  Director

                     ANNUAL REPORT ON FORM 10-K

                 ITEM 14(a) (1) and (2), (c) and (d)

   LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                          CERTAIN EXHIBITS

                    FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED JULY 2, 1994

                   DELTA WOODSIDE INDUSTRIES, INC.

                     GREENVILLE, SOUTH CAROLINA

  FORM 10-K--ITEM 14(a)(1) AND (2)

  DELTA WOODSIDE INDUSTRIES, INC.

  LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


  The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 2, 1994 are incorporated by reference in Item 8:

       Consolidated balance sheets--July 2, 1994 and July 3, 1993.

       Consolidated statements of operations--Years ended July 2, 1994, July 3, 1993, and June 27, 1992.

       Consolidated statements of shareholders' equity--Years ended July 2, 1994, July 3, 1993 and June 27, 1992.

       Consolidated statements of cash flows--Years ended July 2, 1994, July 3, 1993 and June 27, 1992.

       Notes to consolidated financial statements--July 2,1994.

  The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 14(d):


      Schedule V   - Property, plant and equipment

      Schedule VI  - Accumulated depreciation, depletion and
                     amortization of property, plant and equipment

      Schedule VIII   - Valuation and qualifying accounts

      Schedule IX  - Short-term borrowings

      Schedule X   - Supplementary income statement information

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.





                                SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                    DELTA WOODSIDE INDUSTRIES, INC.


              COL. A               COL. B          COL. C          COL. D           COL. E             COL.F
                                Balance at                                          Other
          CLASSIFICATION       Beginning of    Additions at                       Changes-Add      Balance at end
                                of Period          Cost          Retirements   (Deduct) Describe      of Period

  Year Ended July 2, 1994:
    Land and land improvements $  5,149,000  $    213,000       $   (44,000)                       $  5,318,000
    Buildings                    59,782,000     5,274,000(1)(7)    (559,000)                         64,497,000
    Machinery and equipment     171,900,000    22,088,000(1)     (2,721,000)                        191,267,000
    Furniture and fixtures        5,984,000     1,237,000          (278,000)                          6,943,000
    Leasehold improvements        2,903,000       167,000          (553,000)                          2,517,000
    Construction in progress      8,397,000       877,000(4)         (3,000)                          9,271,000
          Totals               $254,115,000  $ 29,856,000       $(4,158,000)(6)                    $279,813,000

  Year Ended July 3, 1993:
    Land and land improvements $  3,763,000  $ 1,419,000        $  ( 33,000)                       $  5,149,000
    Buildings                    47,189,000   14,033,000(2)      (1,440,000)                         59,782,000
    Machinery and equipment     127,214,000   48,201,000(2)      (3,515,000)                        171,900,000
    Furniture and fixtures        3,572,000    2,692,000           (280,000)                          5,984,000
    Leasehold improvements        1,824,000    1,079,000                                              2,903,000
    Construction in progress     20,078,000  (11,681,000)(2)(4)                                       8,397,000
          Totals               $203,640,000 $ 55,743,000(5)     $(5,268,000)                       $254,115,000



                               SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                    DELTA WOODSIDE INDUSTRIES, INC.
              COL. A              COL. B          COL. C          COL. D           COL. E             COL.F
                                Balance at                                          Other
          CLASSIFICATION       Beginning of   Additions at                       Changes-Add      Balance at end
                                of Period          Cost          Retirements   (Deduct) Describe      of Period


  Year Ended June 27, 1992:
    Land and land improvements $  3,825,000 $    38,000         $   (100,000)                       $  3,763,000
    Buildings                    41,796,000   5,602,000(3)          (209,000)                         47,189,000
    Machinery & equipment       105,664,000  24,495,000(3)        (2,945,000)                        127,214,000
    Furniture and fixtures        3,047,000     565,000              (40,000)                          3,572,000
    Leasehold improvements        1,700,000     124,000                                                1,824,000
    Construction in progress      7,986,000  12,092,000(3)(4)                                         20,078,000

         Totals                $164,018,000 $42,916,000         $ (3,294,000)                       $203,640,000

  __________
  NOTES:
  (1)  Includes $13,079,000 and $6,626,000 for plant modernization in the knitted fabrics division and
       the woven fabrics   division, respectively.
  (2)  Includes $9,026,000 and $31,143,000 for building and machinery and equipment for the open-end yarn plant in the knitted fabrics operations.
  (3)  Includes $19,390,000 in loom projects for the woven fabrics operations and $18,323,000 for the open-end yarn plant in the knitted fabrics operations.
  (4)  Includes $864,000, $1,694,000, and $6,610,000 of purchases payable for the years ended July 2,
       1994, July 3, 1993, and June, 27, 1992 respectively.
  (5)  Includes assets acquired through a business acquisition of $6,168,000 during the year ended
       July 3, 1993.
  (6)  Includes the sale of the office product division effective June 4, 1994.




                              SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                                    DELTA WOODSIDE INDUSTRIES, INC.

              COL. A              COL. B          COL. C          COL. D           COL. E             COL.F
                                Balance at                                          Other
          CLASSIFICATION       Beginning of   Additions at                       Changes-Add      Balance at end
                                of Period          Cost          Retirements   (Deduct) Describe      of Period


  (7)  The annual provisions for depreciation have been computed principally in accordance with the following range of rates.


       Buildings and land improvements           3% to 7%
       Machinery and equipment                   7% to 33%
       Furniture and fixtures                   10% to 25%
       Leasehold improvements                    5% to 20%








                   SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                    OF PROPERTY, PLANT AND EQUIPMENT

                                    DELTA WOODSIDE INDUSTRIES, INC.


              COL. A                   COL. B         COL. C         COL. D         COL. E              COL. F
                                     Balance at      Additions                        Other
            DESCRIPTION              Beginning of  Charged to Cost                  Changes-Add     Balance at end
                                      of Period     and Expenses    Retirements  (Deduct) Describe    of Period

  Year Ended July 2, 1994:
    Buildings and land improvements $14,019,000    $ 2,898,000     $  (127,000)     $1,992,000      $18,782,000
    Machinery and equipment          51,206,000     17,178,000      (2,134,000)                      66,250,000
    Furniture and fixtures            2,649,000      1,091,000        (165,000)        149,000        3,724,000
    Leasehold improvements            1,095,000        177,000        (246,000)                       1,026,000
        Totals                      $68,969,000    $21,344,000     $(2,672,000)     $2,141,000(1)   $89,782,000






  Year Ended July 3, 1993:

    Buildings and land improvements $11,427,000    $ 2,636,000     $   (44,000)                     $14,019,000
    Machinery and equipment          40,250,000     13,211,000      (2,255,000)                      51,206,000
    Furniture and fixtures            1,770,000        886,000          (7,000)                       2,649,000
    Leasehold improvements              738,000        357,000                                        1,095,000
        Totals                      $54,185,000    $17,090,000     $(2,306,000)                     $68,969,000









                   SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                    OF PROPERTY, PLANT AND EQUIPMENT


                                    DELTA WOODSIDE INDUSTRIES, INC.


              COL. A                   COL. B         COL. C         COL. D         COL. E              COL. F
                                     Balance at      Additions                        Other
            DESCRIPTION              Beginning of  Charged to Cost                  Changes-Add     Balance at end
                                      of Period     and Expenses    Retirements  (Deduct) Describe    of Period



  Year Ended June 27, 1992:
    Buildings and land improvements $ 9,165,000    $ 2,294,000     $   (32,000)                     $11,427,000
    Machinery and equipment          32,409,000     10,700,000      (2,859,000)                      40,250,000
    Furniture and fixtures            1,247,000        534,000         (11,000)                       1,770,000
    Leasehold improvements              555,000        183,000                                          738,000
        Totals                      $43,376,000    $13,711,000     $(2,902,000)                     $54,185,000





  (1)  Writedowns of property, plant and equipment in connection with the restructuring charge.


                            SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                    DELTA WOODSIDE INDUSTRIES, INC.

              COL. A                 COL. B                  COL. C                     COL. D      COL. E
                                                           ADDITIONS
                                   Balance at
            DESCRIPTION            Beginning           (1)             (2)           Deductions  Balance at End
                                   of Period   Charged to Costs   Charged to Other   -Describe     of Period
                                                 and Expenses    Accounts-Describe


  Year Ended July 2, 1994:
    Deducted from asset accounts:
      Allowance for doubtful
        accounts and sales
        allowances                  $5,537,000     $3,886,000    $(1,658,000)(2)   $4,490,000(1)     $3,275,000

  Year Ended July 3, 1993:
    Deducted from asset accounts:
      Allowance for doubtful
        accounts and sales
        allowances                  $5,413,000     $2,025,000    $353,000(2)       $2,254,000(1)     $5,537,000




                           SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS


                                    DELTA WOODSIDE INDUSTRIES, INC.

              COL. A                 COL. B                  COL. C                     COL. D      COL. E
                                                           ADDITIONS
                                   Balance at
            DESCRIPTION            Beginning           (1)             (2)           Deductions  Balance at End
                                   of Period   Charged to Costs   Charged to Other   -Describe     of Period
                                                 and Expenses    Accounts-Describe


  Year Ended June 27, 1992:
    Deducted from asset accounts:
      Due from factor             $   95,000      $  (39,000)                        $   56,000
      Allowance for doubtful
        accounts and sales
        allowances                 2,277,000       3,389,000       $1,774,000         2,027,000(1)   $5,413,000

         Totals                   $2,372,000      $3,350,000       $1,774,000(2)     $2,083,000      $5,413,000

  __________
  NOTES:
  (1)  Uncollectible accounts written off.
  (2)  Net change in sales allowances charged to income as a reduction of sales.


                                   SCHEDULE IX--SHORT-TERM BORROWINGS


                                    DELTA WOODSIDE INDUSTRIES, INC.


              COL. A             COL. B         COL. C         COL. D          COL. E         COL. F
                                                  Weighted     Maximum Amount Average Amount   Weighted Average
      CATEGORY OF AGGREGATE      Balance at End    Average      Outstanding    Outstanding      Interest Rate
      SHORT-TERM BORROWINGS        of Period       Interest     During the     During the        During the
                                                     Rate         Period        Period(5)         Period(4)
  Year Ended July 2, 1994:
    Notes payable to banks:
      Line of credit (1)       $       -0-             0%        $ 41,364,000   $ 23,162,000    4.1%



  Year Ended July 3, 1993:
    Notes payable to banks:
      Line of credit           $        -0-            0%        $ 12,087,000   $  3,568,000    3.8%




  Year Ended June 27, 1992:
    Notes payable to banks:
      Line of Credit
       secured (2)(3)          $        -0-            0%        $114,023,000   $ 47,310,000    7.7%





                                   SCHEDULE IX--SHORT-TERM BORROWINGS

                                    DELTA WOODSIDE INDUSTRIES, INC.

              COL. A             COL. B         COL. C         COL. D          COL. E         COL. F
                                                  Weighted     Maximum Amount Average Amount   Weighted Average
      CATEGORY OF AGGREGATE      Balance at End    Average      Outstanding    Outstanding      Interest Rate
      SHORT-TERM BORROWINGS        of Period       Interest     During the     During the        During the
                                                     Rate         Period        Period(5)         Period(4)


  NOTES:
  (1)  The line of credit ($10,347,000) was refinanced with a long-term credit facility on September
  7, 1994.
  (2)  The line of credit was converted to a long-term credit facility on June 24, 1992.
  (3)  Line of credit secured by assigned receivables of certain subsidiaries of the Company.
  (4)  The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term debt outstanding.
  (5)  The average amount outstanding during the period was computed by averaging the month-end outstanding principal balances.



          SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION


                     DELTA WOODSIDE INDUSTRIES, INC.



               COL. A                          COL. B
               ITEM                CHARGED TO COSTS AND EXPENSES

                               ______________Year Ended________________
                                July 2,       July 3,     June 27,
                                 1994__        1993__       1992__

  Maintenance and repairs    $24,064,000   $24,341,000  $21,517,000

  Advertising                $ 7,036,000   $ 7,021,000  $ 2,943,000



























  _______________
  NOTE:
  The amounts for amortization of intangible assets, pre-operating costs and similar deferrals, taxes (other than payroll and income taxes) and royalties for the years ended July 2, 1994, July 3, 1993 and June 27, 1992 are not presented as such amounts are less than 1% of net sales.

                                   F-12
                            EXHIBIT INDEX

  4.3 Credit Agreement dated as of September 7, 1994 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank of North Carolina, N.A., as Agent (with exhibits and schedules omitted) together with forms of Promissory Note, Subsidiary Guaranty and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

  13 Annual Report to Shareholders of the Company for the fiscal year ended July 2, 1994.

  22             Subsidiaries of the Company.

  23             Consent of independent auditors.

  27             Financial Data Schedule