Form 10-Q
period 1994-10-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-11-15
CIK 806624

Washington, D.C. 20549
                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 1994

                                       OR


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission File number  1-10095

             ___________DELTA WOODSIDE INDUSTRIES, INC.___________ (Exact name of registrant as specified in its charter)


                     SOUTH CAROLINA_______                    57-0535180____
             (State or other jurisdiction of              (I.R.S. Employer
             Incorporation or organization)               Identification No.)


     233 North Main Street
     Hammond Square, Suite 200
     Greenville, South Carolina____________         ___ _29601____
     (Address of principal executive offices)                 (Zip Code)


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

Common Stock, $.01 Par Value-- 24,301,253 shares as of October 17, 1994.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                    Page


  Condensed consolidated balance sheets--
  October 1, 1994 and July 2, 1994                  3-4

  Condensed consolidated statements of income --
  Three months ended October 1, 1994 and
  October 2, 1993                                     5

  Condensed consolidated statements of cash
  flows-- Three months ended October 1, 1994
  and October 2, 1993                                 6

  Notes to condensed consolidated financial
  statements--October 1, 1994                         7

Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Condition  8-9


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings                            10

Item 2.  Changes in Securities                        11

Item 3.  Defaults upon Senior Securities              11

Item 4.  Submission of Matters to a Vote of Security
         Holders                                      11

Item 5.  Other Information                            11

Item 6.  Exhibits and Reports on Form 8-K             11


SIGNATURES                                            12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS7
                                     October 1,    July 2,
                                         1994        1994
                                     (Unaudited)
                                         (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      694 $    2,077
  Accounts receivable:
    Factor                               49,282     55,440
    Trade                                65,080     64,921
                                        114,362    120,361
    Less allowances for doubtful
      accounts and returns                3,367      3,275
                                        110,995    117,086

  Inventories
    Finished goods                      129,614    112,101
    Work in process                      68,145     69,402
    Raw materials and supplies           23,309     22,300
                                        221,068    203,803
  Prepaid and other current assets        1,663      1,942
  Deferred income taxes
                                         14,443     12,028

        TOTAL CURRENT ASSET            S348,863    336,936


PROPERTY, PLANT AND EQUIPMENT
  Cost                                  284,298    279,813
  Less accumulated depreciation          95,329     89,782
                                        188,969    190,031

EXCESS OF COST OVER ASSIGNED VALUE OF NET
ASSETS ACQUIRED                          27,962     28,164
OTHER ASSETS                             11,916      11,872

                                       $577,710   $567,003

DELTA WOODSIDE INDUSTRIES, INC.

                                     October 1,   July 2,
                                        1994        1994
                                    (Unaudited)
                                         (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable                $42,357  $  46,712
  Accrued and sundry liabilities         52,182     48,274

          TOTAL CURRENT LIABILITIES      94,539     94,986

LONG-TERM DEBT, less current portion    169,492    161,948

DEFERRED INCOME TAXES AND OTHER
 LIABILITIES                            S26,448     25,192

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,299,000 shares
      at October 1, 1994 and 24,246,000
      shares at July 2, 1994                243        242
  Additional paid-in capital            162,733    162,114
  Retained earnings                     124,255    122,521

                                        287,231    284,877

                                       $577,710   $567,003















See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                       Three Months Ended  _____
                                       October 1,    October 2,
                                            1994__    ___1993___
                               (In thousands, except per share data)


Net sales                              $   141,275 $   146,426
Cost of goods sold                         115,826    122,057
Gross profit on sales                       25,449     24,369

Selling, general and
  administrative expenses                   18,633     19,797
Restructuring (credit)                        (263)  ________
                                             7,079      4,572

Other expense (income):
  Interest expense                           2,852      1,871
  Interest income
    and other                               (2,544)      (194)
                                               308      1,677

  INCOME BEFORE
      INCOME TAXES                           6,771      2,895

Income taxes                                 2,607      1,101


NET INCOME (LOSS)                      $     4,164  $   1,794

Net income per share                   $       .17  $     .07

Dividends per share of
  common stock                         $       .10  $     .10

Weighted average shares
  outstanding                               24,296     25,216


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                          Three Months Ended
                                       October 1,    October 2,
                                          1994          1993

                                            (In thousands)


OPERATING ACTIVITIES
  Net income (loss)                       $  4,164  $   1,794
  Depreciation                               5,642      5,473
  Amortization                                 577        469
  Other                                     (1,282)     1,498
  Changes in operating assets and
    liabilities                             (9,616)   (20,227)

NET CASH (USED) BY OPERATING ACTIVITIES       (515)  (10,993)

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases                               (5,323)  (10,100)
  Other                                        (39)     (161)

NET CASH (USED) BY INVESTING ACTIVITIES     (5,362)  (10,261)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                                 10,565     8,606
  Proceeds from revolving line of credit   162,900    33,000
  Principal payments on revolving line
    of credit                             (165,852)   (4,000)
  Scheduled principal payments of long-term
    debt and capital lease obligations        (324)     (524)
  Repurchase of Common Stock                    (1)  (16,601)
  Dividends paid                            (2,430)   (2,498)
  Other                                       (364)

NET CASH PROVIDED BY FINANCING ACTIVITIES    4,494    17,983

(DECREASE) IN CASH AND CASH EQUIVALENTS     (1,383)   (3,271)

Cash and cash equivalents at beginning
  of period                                  2,077     3,730

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                  $    69       $459



See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

October 1, 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 1994 are not necessarily indicative of the results that may be expected for the year ending July 1, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 2, 1994.

NOTE B--DEBT

On September 7, 1994, the Company obtained a $275 million unsecured Revolving Loan Facility. The Credit Facility has a limit of $25 million for the purpose of issuing letters of credit and a separate limit of $29 million for letter of credit issued in connection with certain litigation. The Credit Facility will mature on September 30, 1997, with a provision for one year extensions. The Company's initial interest rate is LIBOR plus .5%, but the Credit Facility contains provisions that may increase or decrease the spread over LIBOR depending upon certain previous financial ratios. The Company used the proceeds of the Credit Facility to refinance its revolving credit facility and a note payable.

NOTE C--OTHER

In the current quarter the company recognized certain life insurance proceeds which resulted in a pretax gain of $2,204,000.

During the first three months of fiscal 1994 the Company repurchased 1.5 million shares of its Common Stock for $16.6 million.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Net sales for the fiscal quarter ended October 1, 1994 were $141,275,000, a decrease of 4% from the same quarter last year. The Company's Harper Brothers division, which was sold as of June 4, 1994, accounted for $5,433,000 of sales in the fiscal quarter ended October 2, 1993. Net earnings for the quarter ended October 1, 1994 were $4,164,000 as compared to $1,794,000 in the prior year first quarter, an increase of 132%. On a per share basis, earnings in the first quarter of fiscal 1995 were $.17 per share on the 24,296,000 average shares outstanding as compared to $.07 per share on the 25,216,000 average shares outstanding in the first quarter of fiscal 1994. Income in the quarter ended October 1, 1994 included a pre-tax credit of approximately $2.2 million relating principally to proceeds from a life insurance policy covering a key manager of the Nautilus division.

During the quarter ended October 1, 1994, the Company subleased certain property previously utilized by its Harper Brothers division referred to above. As a result of these subleases, the Company reduced its restructuring reserves and credited pretax income in the amount of $263,000 during the quarter.

Consolidated gross profit margin increased to 18% in the first quarter of fiscal 1995 from 17% reported for the first fiscal quarter of the prior year.

In the textile segment, sales decreased 5% but gross profits increased 23% in the quarter ended October 1, 1994 as compared to the same period a year ago. Sales of unfinished woven fabrics and of synthetic woven fabrics were lower, and sales of all cotton woven and of knitted finished fabrics were higher than in the same quarter of the prior year. Gross profits for woven fabrics declined from the previous year's first fiscal quarter, but this decline was more than offset by increased gross profits for knitted textiles. The improvements in gross profits for knitted textiles was due primarily to lower costs attributable to the completion of the knit finishing plant consolidations which began about June 1993. The textile segment accounted for 66% and 49% of the consolidated sales and gross profit, respectively, for the quarter ended October 1, 1994 as compared to 67% and 41%, respectively, for the same period a year ago.

In the apparel segment, sales increased 13% and gross profits increased 12% in the quarter ended October 1, 1994 as compared to the same quarter of the prior fiscal year. Sales of Duck Head branded apparel were lower, but increased sales of knitted apparel more than offset this decline. The increase in sales of knitted apparel was principally due to increased unit volume. The decrease in sales of Duck Head branded apparel was due primarily to lower sales through the Company's 36 retail outlet stores, reflecting generally weak performance in the overall outlet mall sector across the country during this period. Gross profits for woven branded apparel were approximately equal to those of the first quarter of fiscal

1993, and gross profits for knitted apparel were higher, due principally to higher sales volume. The apparel segment accounted for 29% and 41% of the consolidated sales and gross profit, respectively, for the quarter ended October 1, 1994 as compared to 25% and 38%, respectively, for the same period a year ago.

The contribution of the Company's other businesses to consolidated sales and gross profits was 5% and 10%, respectively, during the first quarter of fiscal 1995.

Selling, general and administrative expenses decreased by $1.2 million in the quarter ended October 1, 1994 as compared to the same quarter of the prior fiscal year. Prior year's first quarter expenses included $2.1 million of expenses related to the Harper Brothers office products business referred to above.

The consolidated order backlog at October 1, 1994 was $167.0 million as compared to $171.5 million at October 2, 1993. Order backlogs for the textile segment are 1% higher, for the apparel segment are 11% lower, and for the Company's other businesses are 35% higher than at the same time in the prior fiscal year.

Inventory levels increased by approximately $17 million during the first fiscal quarter of 1995 over those reported at fiscal year end on July 2, 1994. The increases were roughly equal between the textile and apparel segments. The textile segment increases was primarily in unfinished woven goods, reflecting continued weakness in these markets. The apparel increase was due partly to seasonal buildup of branded apparel and partly to buildup of knitted apparel stocks, reflecting higher sales activity. The branded apparel division continues to hold excessive finished goods inventories. The Company believes that it is adequately reserved for any future writedowns of this excess inventory.

The estimated effective tax rate for fiscal 1994 is approximately 38.5%

The Company believes that cash flow generated by its operations and funds available under its existing credit facilities should be sufficient to service its bank debt, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures and to pay dividends.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings

     The Company has previously reported the award on November 24, 1993 by a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court"), of $29,056,000 to a former Duck Head independent sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) against a subsidiary of the Company in a suit captioned "Ken Hoots, Terry Long and Bill Pace v. Duck Head Apparel Company Inc. et. al. (the "Hoots Suit"). The Hoots Suit commenced on March 17, 1992.

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

     The Company believes that the verdict is fundamentally unjust and intends vigorously to seek its reversal on appeal. On April 9, 1994, the Company's subsidiary filed a notice of appeal of Judgment and on October 10, 1994, oral argument on the Company's appeal occured before the Alabama Supreme Court

     In order to prevent execution of the judgment during the appellate process, the Company has guaranteed payment of the final adjudicated award and posted bond in the amount of $28,565,000.

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

     In addition to those actions noted above, from time to time the Company and its subsidiaries are defendants in legal actions arising in the normal course of its business, including product liability claims. The Company believes that, as a result of its legal defenses, insurance arrangements and indemnification provisions with parties believed by the Company to be financially capable, none of these actions should have a material adverse effect on its results of operations or financial condition taken as a whole.





Item 2.  Changes in Securities*

Item 3.  Defaults upon Senior Securities*

Item 4.  Submission of Matters to a Vote of Security
         Holders*

Item 5.  Other Information*

Item 6.  Exhibits and Reports on Form 8-K

          The Company filed form 8-K with date of August 18, 1994:

          Item 4. Changes in registrants certifying accountants.

























* Items 2, 3, 4 and 5 are not applicable

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries,Inc.
                                 (Registrant)



Date    November 11, 1994        /s/ E. Erwin Maddrey,II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date    November 11, 1994        /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary