Form 10-K/A
period 1994-07-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-11-16
CIK 806624

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          FORM 10-K/A No. 1

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

   The consolidated financial statements included on pages 14 through 28 of the Company's annual shareholders' report for the year ended July 2, 1994 are incorporated herein by reference.

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

  4.3 *** Credit Agreement dated as of September 7, 1994 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank of North Carolina, N.A., as Agent (with exhibits and schedules omitted) together with forms of Promissory Note,

                 Subsidiary Guaranty and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

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

  22 ***         Subsidiaries of the Company.

  23             Consent of independent auditors.

  27 ***         Financial Data Schedule

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

   ***      Previously filed


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

                                    DELTA WOODSIDE INDUSTRIES,INC.



               10/14/94                  /s/ E. Erwin Maddrey,II
                  Date                   E. Erwin Maddrey,II
                                         President and Chief
                                         Executive Officer
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ C. C. Guy           10/14/94         /s/ E. Erwin Maddrey, II    10/14/94
  C. C. Guy                Date          E.Erwin Maddrey, II          Date
  Director                               President and
                                         Chief Executive Officer



  /s/ James F. Kane        10/14/94       /s/ Bettis C.Rainsford      10/14/94
  James F. Kane             Date         Bettis C. Rainsford          Date
  Director                               Executive Vice President,
                                         Chief Financial Officer and
                                         Treasurer


                                         /s/ Douglas J.Stevens       10/14/94
  Max Lennon                 Date        Douglas J. Stevens           Date
  Director                               Controller and Assistant
                                          Secretary



  /s/ Buck A. Mickel        10/14/94
  Buck A. Mickel             Date
  Director



  /s/ Buck Mickel           10/14/94
  Buck Mickel                Date
  Director

                                   F-12
                            EXHIBIT INDEX

  4.3 *** Credit Agreement dated as of September 7, 1994 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank of North Carolina, N.A., as Agent (with exhibits and schedules omitted) together with forms of Promissory Note, Subsidiary Guaranty and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

  13 Annual Report to Shareholders of the Company for the fiscal year ended July 2, 1994.

  22 ***         Subsidiaries of the Company.

  23             Consent of independent auditors.

  27 ***         Financial Data Schedule


   ***   Previously filed