Form 10-K/A
period 1994-07-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-12-15
CIK 806624

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          FORM 10-K/A No. 2

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




                                 Delta Woodside Industries,Inc.





Date    December 8, 1994        /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary