Form 10-Q/A
period 1994-10-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1994-12-15
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               FORM 10-Q/A No. 1


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

                                Not Applicable
       (Former name, former address and former fiscal year, if changed since last report.)

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

PART I.  FINANCIAL INFORMATION

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

The estimated effective tax rate for fiscal 1995 is approximately 38.5%

The Company believes that cash flow generated by its operations and funds available under its existing credit facilities should be sufficient to service its bank debt, to satisfy its day-to-day working capital needs, to fund its planned capital expenditures and to pay dividends.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27 - Financial Data Schedule

         (b)    The Company filed Form 8-K with date of August 18,
                1994:

                Item 4. Changes in Registrant's Certifying
                Accountants.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries,Inc.
                                 (Registrant)



Date    November 30, 1994        /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary