Form 10-Q
period 1994-12-31
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1995-02-14
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                          FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value--  24,317,128 shares as of January
30, 1995.


                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited

                                                     Page
  Condensed consolidated balance sheets--
  December 31, 1994 and July 2, 1994                  3-4

  Condensed consolidated statements of income --
  Three and six months ended December 31, 1994 and
  January 1, 1994                                       5

  Condensed consolidated statements of cash
  flows-- Six months ended December 31, 1994
  and January 1, 1994                                   6

  Notes to condensed consolidated financial
  statements--December 31, 1994                         7

Item 2.  Management's Discussion and Analysis of
     Results of Operations and Financial Conditions   8-9

Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings                             10

Item 2.  Changes in Securities                         10

Item 3.  Defaults upon Senior Securities               10

Item 4.  Submission of Matters to a Vote of Security
         Holders                                       10

Item 5.  Other Information                             10

Item 6.  Exhibits and Reports on Form 8-K              10


SIGNATURES                                             11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                     December 31,   July 2,
                                        1994         1994

                                         (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $      623 $    2,077
  Accounts receivable:
    Factor                               54,077     55,440
    Trade                                60,267     64,921
                                        114,344    120,361
    Less allowances for doubtful
      accounts and returns                2,519      3,275
                                        111,825    117,086

  Inventories
    Finished goods                      140,465    112,101
    Work in process                      63,697     69,402
    Raw materials and supplies           23,267     22,300
                                        227,429    203,803
  Prepaid and other current assets        2,128      1,942
  Deferred income taxes                  14,510     12,028

                TOTAL CURRENT ASSETS    356,515    336,936


PROPERTY, PLANT AND EQUIPMENT
  Cost                                  288,241    279,813
  Less accumulated depreciation         100,754     89,782
                                        187,487    190,031

EXCESS OF COST OVER ASSIGNED VALUE OF NET
ASSETS ACQUIRED                          27,741     28,164
OTHER ASSETS                             11,593     11,872

                                       $583,336   $567,003



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                    December 31,  July 2,
                                        1994        1994
                                     (Unaudited)
                                         (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable              $  37,326  $  46,712
  Accrued and sundry liabilities         41,692     48,274

           TOTAL CURRENT LIABILITIES     79,018     94,986


LONG-TERM DEBT, less current portion    192,665    161,948

OTHER LIABILITIES AND DEFERRED CREDITS   26,425     25,192

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,306,000 shares
      at December 31, 1994 and 24,246,000
      shares at July 2, 1994                243        242
  Additional paid-in capital            162,789    162,114
  Retained earnings                     122,196    122,521

                                        285,228    284,877

                                       $583,336   $567,003

See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      Three Months Ended        Six Months Ended
                    December 31,  January 1,  December 31,  January 1,
                       1994          1994        1994        1994
                         (In thousands, except per share data)

Net sales          $   142,520   $   149,344   $   283,795    $295,770
Cost of goods sold     120,909       131,355       236,735     253,412
Gross profit on sales   21,611        17,989        47,060      42,358

Selling, general and
 administrative expenses17,990        22,836        36,623      42,633
Litigation charge                     33,000                    33,000
Restructuring
 (credit) charge          (290)       12,660          (553)     12,660
                         3,911       (50,507)       10,990     (45,935)

Other expense (income):
  Interest expense       3,272         1,978         6,124       3,849
  Interest income
    and other               36          (878)       (2,508)     (1,072)
                         3,308         1,100         3,616       2,777

  INCOME (LOSS) BEFORE
    INCOME TAXES           603       (51,607)        7,374     (48,712)

Income taxes (benefit)     232       (19,612)        2,839     (18,511)

    NET INCOME (LOSS)$     371    $  (31,995)   $    4,535  $  (30,201)

Net income (loss)
  per share          $     .02    $   ( 1.31)   $      .19  $    (1.21)

Dividends per share of
  common stock       $     .10    $      .10    $      .20  $      .20

Weighted average shares
  outstanding           24,300        24,498        24,298      24,857

See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                         Six Months Ended
                                        December 31,  January 1,
                                            1994        1994
                                            (In thousands)

OPERATING ACTIVITIES
  Net income (loss)                   $      4,535   $  (30,201)
  Depreciation                              11,434       11,077
  Amortization                               1,109        2,371
  Other                                     (2,524)     (11,672)
  Changes in operating assets and
    liabilities                            (31,324)      37,163

NET CASH (USED) PROVIDED BY OPERATING
 ACTIVITIES                                (16,770)      8,738

INVESTING ACTIVITIES
  Acquisition of business net
  of cash acquired                                       (1,565)
  Property, plant and equipment
    purchases                               (9,746)     (15,684)

  Other                                        188         (151)

NET CASH (USED) BY INVESTING ACTIVITIES     (9,558)     (17,400)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                                              15,317
  Proceeds from revolving line of credit   162,454       33,000
  Principal payments on revolving line
    of credit                             (131,609)     (11,000)
  Scheduled principal payments of long-term
    debt and capital lease obligations        (646)      (1,060)
  Repurchase of Common Stock                    (3)     (25,312)
  Dividends paid                            (4,860)      (4,937)
  Other                                       (462)          96

NET CASH PROVIDED BY FINANCING ACTIVITIES    24,874       6,104

DECREASE IN CASH AND CASH EQUIVALENTS       (1,454)      (2,558)

Cash and cash equivalents at beginning
  of period                                  2,077        3,730

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                           $        623   $    1,172





See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 1994

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending July 1, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 2, 1994.

NOTE B--DEBT

On September 7, 1994, the Company obtained a $275 million unsecured Revolving Loan Facility. The Credit Facility has a limit of $25 million for the purpose of issuing letters of credit and a separate limit of approximately $29 million for a letter of credit issued in connection with certain litigation. The Credit Facility will mature on September 30, 1997, with a provision for one year extensions. The Company's initial interest rate is LIBOR plus .5%, but the Credit Facility contains provisions that may increase or decrease the spread over LIBOR depending upon certain previous financial ratios. The Company used the proceeds of the Credit Facility to refinance its prior revolving credit facility and a note payable.

NOTE C--OTHER

In the first quarter of fiscal 1995 the Company recognized certain life insurance proceeds which resulted in a pretax gain of $2,204,000.

During the first six months of fiscal 1994 the Company repurchased 2.3 million shares of its Common Stock for $25.3 million.

NOTE D--LITIGATION AND RESTRUCTURING CHARGES

In the second quarter of fiscal 1994 the Company recognized certain litigation and restructuring charges which are described in Note J of the Company's annual report for the fiscal year
1994.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the fiscal quarter ended December 31, 1994 were $142,520,000, a decrease of 5% as compared to $149,344,000 in the prior year's second quarter during which the Company's Harper Brothers business, sold in June 1994, had sales of $5,547,000. Net income for the second 1995 fiscal quarter was $371,000 as compared to a net loss of $31,995,000 for the second quarter of fiscal 1994. On a per share basis, earnings in the second quarter of the current fiscal year were $.02 per share on the 24,300,000 average shares outstanding, as compared with a loss of $1.31 per share on the 24,498,000 average shares outstanding in the second quarter of fiscal 1994. Results for the second quarter of fiscal 1994 included pre-tax charges to income of $33 million and $12.7 million to establish certain reserves for litigation and restructuring, respectively. Without these charges, the net loss for the quarter ended January 1, 1994 would have been approximately $.14 per share.

Net sales for the six months ended December 31, 1994 were $283,795,000 as compared to $295,770,000 for the six months ended January 1, 1994. Sales of the Harper Brothers operation were $10,980,000 for the six months ended January 1, 1994. Net income for the six months ended December 31, 1994 was $4,535,000 as compared to a net loss of $30,201,000 for the six months ended January 1, 1994. On a per share basis, earnings in the six months ended December 31, 1994 were $.19 on the 24,298,000 average shares outstanding,as compared to a loss of $1.21 per share on the 24,857,000 average shares outstanding for the six months ended January 1, 1994. Without the special charges taken in the quarter ended January 1, 1994, the loss for the six months ended at that date would have been approximately $.07 per share.

Consolidated gross margin was 15% in the quarter ended December 31, 1994 compared to 12% for the quarter ended January 1, 1994. Consolidated gross margin for the six months ended December 31, 1994 was 17% compared to 14% for the six months ended January 1, 1994.

Net sales in our textile segment were 6% higher in the quarter ended December 31, 1994 than in the comparable quarter of the prior year. Sales of unfinished woven fabrics (greige goods) were lower due to fewer units billed at lower average prices. Sales of finished woven fabrics were higher, with both unit and average billing prices up slightly from the same period last year. Knitted textile sales were up in both units and average billing price. Gross profits in the textile segment were 13% higher in the quarter ended December 31, 1994 than in the quarter ended January 1, 1994. Greige goods gross margins declined while finished woven fabric gross margins were about equal to those of the same quarter last year. Knitted fabric gross margins were higher in the quarter ended December 31, 1994 than in the same quarter of last fiscal year. The improvement in gross margins for knitted fabrics was due principally to lower manufacturing costs following the consolidation of certain production operations completed during the last half of fiscal 1994. The Company has announced that it will close one of its three woven greige goods weaving plants, a plant located in Anderson, South Carolina. Production from this facility is expected to cease in early April of 1995. Order backlogs in the Company's textile segment were 7% higher at December 31, 1994 than at January 1, 1994. In the quarter ended December 31, 1994, the textile segment contributed 71% and 56% to consolidated net sales and gross profit, respectively.

Net sales in the Company's apparel segment in the quarter ended December 31, 1994 were 15% lower than in the quarter ended January 1, 1994. Sales of knitted apparel were higher, but sales of Duck Head branded apparel were substantially lower, than in the comparable quarter of the prior fiscal year. Knitted apparel had increases in both units and average billing price. The decrease in Duck Head branded apparel sales was attributable to fewer units being shipped. The Company feels that the poor Duck Head sales in the quarter ended December 31, 1994 were principally due to poor delivery performance to the Company's retailer customers in previous quarters. The percentage of orders filled 100% and on time during January 1995, the starting month for Spring season shipments, is substantially higher than it was during the same period last year. Despite lower sales volume, gross profits in the apparel segment increased 291% in the quarter ended December 31, 1994 over the quarter ended January 1, 1994. During the second quarter of fiscal 1994, the apparel segment took $3.6 million of charges to gross profit to increase market reserves. Without these charges in the quarter ended January 1, 1994, the increase in gross profits would have been 34% for the quarter ended December 31, 1994. Order backlogs in the company's apparel segment were 28% higher at December 31, 1994 than at January 1, 1994. In the quarter ended December 31, 1994, the apparel segment contributed 24% of the Company's consolidated net sales and 34% of consolidated gross profits.

Sales in the Company's Other segment decreased 47% in the quarter ended December 31, 1994 as compared to the quarter ended January 1, 1994. The major part of this decrease was due to the sale of the Company's Harper Brothers office products distribution business in June of 1994. Gross profits in the Other segment decreased 59%, due in part to the sale of Harper Brothers and partly to increased costs associated with the Company's attempt to enter the consumer market for personal fitness equipment. Order backlogs for the Company's Other segment were 71% higher at December 31, 1994 than at January 1, 1994. The contribution of the Company's Other businesses to consolidated sales and gross profits was 5% and 10% respectively.

Selling, general and administrative expenses in the quarter ended December 31, 1994 decreased $5.4 million from those incurred in the quarter ended January 1, 1994. Expenses for the comparable quarter of fiscal 1994 included $1.9 million for the Harper Brothers business.

The Company's consolidated order backlog at December 31, 1994 totalled $164.1 million, an increase of 17% compared to the total backlog of $139.6 million at January 1, 1994.

Cotton and synthetic fibers are major raw material components of most of the Company's products. Prices of these fibers have increased sharply over the past several months. The Company has fixed the prices of over half of its cotton fiber requirements through June of 1995 at levels approximately 17 cents per pound below recent trade prices. The Company expects to acquire the balance of its requirements through June of 1995 at prices considerable higher than its current ownership. There is no assurance that the Company will be able to obtain prices for future deliveries of its products sufficient to cover its higher fiber costs.

Inventory levels have increased by $23.6 million from July 2, 1994 to December 31, 1994. These increases are principally in greige goods, knitted apparel and branded apparel. Part of the knitted and branded apparel increases are seasonal buildups in anticipation of spring season shipments. The Company considers its greige goods inventories excessive, and took an appropriate charge to income in the quarter ended December 31, 1994 to increase its greige goods market reserves. As reported previously, the Company also considers a portion of its branded apparel inventories excessive. Although the Company believes that it is adequately reserved for any future price markdowns of its excess inventories at December 31, 1994, it will continually evaluate the adequacy of these reserves.

The Company's long term debt was $192.7 million at December 31, 1994, up from $161.9 million at July 2, 1994. The buildup of inventories and fiscal year to date capital expenditures of $9.7 million were the principal causes of the additional debt. The Company expects to reduce its inventories and increase its capital expenditures during the second half of fiscal 1995.

On February 2, 1995 the Company obtained a waiver from its lenders respecting the ratio of adjusted pretax income to interest expense for the quarter ended December 31, 1994. Each quarter the Company is required to maintain a ratio not less than
2.5 to 1.

The estimated effective tax rate for fiscal 1995 is 38.5%.  The
Company believes that cash flow generated by its operations and funds available under the existing credit facilities should be sufficient to service its bank debt., to satisfy its day-to-day working capital needs, to fund its capital expenditures and to pay dividends.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings*

Item 2.  Changes in Securities*

Item 3   Defaults upon Senior Securities*

Item 4.  Submission of Matters to a Vote of Security
         Holders

         The following summarizes the votes at the Annual
         Meeting of the Company's shareholders held on November
         10, 1994:

    Election of                                               Broker
     Directors          For     Against  Withheld Abstentions Nonvotes

  C. C. Guy          21,698,176   0      220,075      N/A       N/A
  J. F. Kane         21,697,426   0      220,825      N/A       N/A
  M. Lennon          21,697,761   0      220,490      N/A       N/A
  E. E. Maddrey, II  21,698,725   0      219,526      N/A       N/A
  B. Mickel          21,694,978   0      223,273      N/A       N/A
  B. A. Mickel       21,692,697   0      225,554      N/A       N/A
  B. C. Rainsford    21,698,693   0      219,558      N/A       N/A

  Ratification of
  Appointment of
  KPMG Peat Marwick
  as Independent
  Auditors
  For Fiscal 1995    21,814,160  85,477    N/A      18,614     N/A

Item 5.  Other Information*

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

              4.3.1   February 2, 1995  Waiver Respecting Credit
                      Agreement dated as of September 7,1994

         (b) No reports have been filed on form 8-K during the quarter ended December 31, 1994.

Items 1, 2, 3, and 5 are not applicable

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries,Inc.
                                          (Registrant)



Date      February 6, 1995         /s/ E. Erwin Maddrey,II
                                   E. Erwin Maddrey, II
                                   President and
                                   Chief Executive Officer




Date      February 6, 1995         /s/ Douglas J. Stevens
                                   Douglas J. Stevens
                                   Controller and
                                   Assistant Secretary