Form 10-Q
period 1995-04-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1995-05-16
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 1995

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

Common Stock, $.01 Par Value--  24,355,078 shares as of May 10, 1995.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                    Page


  Condensed consolidated balance sheets--
  April 1, 1995 and July 2, 1994                    3-4

  Condensed consolidated statements of income --
  Three and nine months ended April 1, 1995 and
  April 2, 1994.                                      5

  Condensed consolidated statements of cash
  flows-- Nine months ended April 1, 1995
  and April 2, 1994.                                  6

  Notes to condensed consolidated financial
  statements--April 1, 1995                           7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                 8-10


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings                           11

Item 2.  Changes in Securities                       11

Item 3.  Defaults upon Senior Securities             11

Item 4.  Submission of Matters to a Vote of Security
         Holders                                     11

Item 5.  Other Information                           11

Item 6.  Exhibits and Reports on Form 8-K            11


SIGNATURES                                           12
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                            April 1,    July 2,
                                              1995       1994
                                           (Unaudited)
                                             (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents              $     1,022 $    2,077
  Accounts receivable:
    Factor                                    44,894     55,440
    Trade                                     72,190     64,921
                                             117,084    120,361

    Less allowances for doubtful
      accounts and returns                     3,123      3,275
                                             113,961    117,086

  Inventories
    Finished goods                           139,249    112,101
    Work in process                           66,104     69,402
    Raw materials and supplies                26,561     22,300
                                             231,914    203,803
  Prepaid and other current assets             2,615      1,942
  Deferred income taxes                       15,153     12,028

                     TOTAL CURRENT ASSETS    364,665    336,936


PROPERTY, PLANT AND EQUIPMENT
  Cost                                       298,524    279,813
  Less accumulated depreciation              105,720     89,782
                                             192,804    190,031

EXCESS OF COST OVER ASSIGNED VALUE OF NET
  ASSETS ACQUIRED                             27,529     28,164
OTHER ASSETS                                  11,522     11,872

                                            $596,520   $567,003










DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                        April 1,   July 2,
                                            1995      1994
                                     (Unaudited)
                                         (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable              $  41,127  $  46,712
  Accrued and sundry liabilities         43,476     48,274

          TOTAL CURRENT LIABILITIES      84,603     94,986

LONG-TERM DEBT, less current portion    199,099    161,948

DEFERRED INCOME TAXES AND OTHER
  LIABILITIES                            28,938     25,192

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,325,000 shares
      at April 1, 1995 and 24,246,000
      shares at July 2, 1994                243        242
  Additional paid-in capital            162,930    162,114
  Retained earnings                     120,707    122,521

                                        283,880    284,877

                                       $596,520   $567,003















See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       Three Months Ended        Nine Months Ended
                        April 1,     April 2,    April 1,     April 2,
                          1995        1994         1995         1994
                             (In thousands, except per share data)
data)

Net sales            $   150,894 $   155,194 $   434,689  $   450,964
Cost of goods sold       127,138     127,038     363,873      380,450
Gross profit on sales     23,756      28,156      70,816       70,514

Selling, general and
  administrative expenses 18,572      20,008      55,195       62,641
Litigation charge (credit)            (5,904)                  27,096
Restructuring charge
  (credit)                              (559)       (533)      12,101
                           5,184      14,611      16,174      (31,324)

Other expense (income):
  Interest expense         3,885       2,346      10,009        6,195
  Interest income
    and other               (234)     (1,029)     (2,742)      (2,101)
                           3,651       1,317       7,267        4,094

  INCOME (LOSS) BEFORE
      INCOME TAXES         1,533      13,294       8,907      (35,418)

Income taxes (benefit)       590       6,713       3,429      (11,798)

  NET INCOME (LOSS)$         943 $     6,581       5,478 $    (23,620)

Net income per share     $   .04 $       .27  $      .23 $       (.96)


Dividends per share of
  common stock  $            .10  $      .10  $      .30 $        .30

Weighted average shares
  outstanding             24,316      24,240      24,304       24,651

See notes to condensed consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Nine Months Ended
                                         April 1,      April 2,
                                          1995          1994
                                                 (In thousands)

OPERATING ACTIVITIES
  Net income (loss)                  $       5,478 $  (23,620)
  Depreciation                              17,167     13,977
  Amortization                               1,636      1,282
  Other                                     (3,106)      (548)
  Changes in operating assets and
    liabilities                            (30,338)    13,115

NET CASH PROVIDED (USED) BY OPERATING
  ACTIVITIES                                (9,163)     4,206

INVESTING ACTIVITIES
  Acquisition of business net
  of cash acquired                                     (1,600)
  Property, plant and equipment
    purchases                              (21,883)   (22,102)
  Other                                      1,137       (355)

NET CASH (USED) BY INVESTING ACTIVITIES    (20,746)   (24,057)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                                            28,688
  Proceeds from revolving line of credit   238,792     33,000
  Principal payments on revolving line
    of credit                             (201,446)   (11,000)
  Scheduled principal payments of long-term
    debt and capital lease obligations        (756)    (1,424)
  Repurchase of Common Stock                          (25,312)
  Dividends paid                            (7,292)    (7,361)
  Other                                       (444)       110

NET CASH PROVIDED BY FINANCING ACTIVITIES   28,854     16,701

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                               (1,055)    (3,150)

Cash and cash equivalents at beginning
  of period                                  2,077      3,730

CASH AND CASH EQUIVALENTS AT END             1,022  $     580
  OF PERIOD


See notes to condensed consolidated financial statements



DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 1, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ending July 1, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 2, 1994.

NOTE B--LITIGATION AND RESTRUCTURING CHARGES

During fiscal 1994 the Company recognized certain litigation and restructuring charges which are described in Note J of the Company's annual report for the fiscal year 1994.

During the third quarter of fiscal 1995 the Alabama Supreme Court further reduced the jury verdict in the case of three former independent sales representatives of the Company by $3,500,000. The Company has elected to retain the reserves associated with this reduction to cover legal and other expenses associated with ongoing judicial review proceedings.

NOTE C--DEBT

On May 15, 1995 the Company obtained a waiver from its lenders respecting the ratio of adjusted pretax income to interest expense for the quarter ended April 1, 1995. Each quarter the Company is required to maintain a ratio not less than
2.5 to 1.

NOTE D--OTHER

In the first quarter of fiscal 1995 the Company recognized certain life insurance proceeds which resulted in a pretax gain of $2,204,000.

During the first six months of fiscal 1994 the Company repurchased 2.3 million shares of its Common Stock for $25.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Net sales for the fiscal quarter ended April 1, 1995 were $150,894,000, a decrease of 3% as compared to $155,194,000 in the prior year's third quarter during which the Company's discontinued Harper Brothers business had sales of $6,059,000. Net income for the third 1995 fiscal quarter was $943,000 as compared to net income of $6,581,000 for the third quarter of fiscal 1994. On a per share basis, earnings in the third quarter of the current fiscal year were $.04 per share on the 24,316,000 average shares outstanding, as compared with earnings of $.27 per share on the 24,240,000 average shares outstanding in the third quarter of fiscal 1994. Results for the third quarter of fiscal 1994 included a pre-tax credit to income of $6,204,000 from a reduction by the Alabama trial court of a jury verdict in the case of three former independent sales representatives against a subsidiary of the Company (the "Alabama Litigation"). Without this credit, net income would have been approximately $3,730,000, or $.15 per share in the third quarter of fiscal 1994. During the most recent quarter, the Alabama State Supreme Court further reduced the jury verdict referred to above by $3.5 million. The Company believes that the remaining award is unjust and unsupported by the facts, and intends to pursue all available remedies. The $3.5 million has been retained in the Company's litigation reserve instead of being reported as pre-tax profit.

Net sales for the nine months ended April 1, 1995 were $434,689,000 as compared to $450,964,000 for the nine months ended April 2, 1994. Sales of the Company's discontinued Harper Brothers operation were $17,498,000 for the nine months ended April 2, 1994. Net income for the nine months ended April 1, 1995 was $5,478,000 as compared to a net loss of $23,620,000 for the nine months ended April 2, 1994. On a per share basis, earnings in the nine months ended April 1, 1995 were $.23 on the 24,304,000 average shares outstanding, as compared to a loss of $.96 per share on the 24,651,000 average shares outstanding for the nine months ended April 2, 1994. Without the special charges related to the Alabama litigation and restructuring taken in the nine months ended April 1, 1994, earnings per share for the nine months ended April 2, 1994 would have been approximately $.08 per share

Consolidated gross margin was 16% in the quarter ended April 1, 1995 compared to 18% for the quarter ended April 2, 1994. Consolidated gross margin for the nine months ended April 1, 1995 was 16% compared to 16% for the nine months ended April 2, 1994.

Textile Segment

Sales in the Company's textile segment were 3% higher in the quarter ended April 1, 1995 than in the comparable quarter of the prior year. Sales of unfinished woven fabrics (greige goods) were higher, but were due to more units billed at lower average prices. Sales of finished woven fabrics were higher, with both unit and average billing prices up slightly from the same period last year. Knitted textile sales were up slightly in both units and average billing price. Gross profits in the textile segment were 18% lower in the quarter ended April 1, 1995 than in the quarter ended April 2, 1994. Both woven greige goods and finished goods gross margins declined, principally due to lower greige and finished synthetic billing prices. Disruptions caused by our long-term modernization project also contributed to the decline in gross margins in the woven fabrics operation. Knitted fabric gross margins were higher in the quarter ended April 1, 1995 than in the same quarter of last fiscal year. The improvement in gross margins for knitted fabrics was due principally to lower manufacturing costs following the consolidation of certain production operations completed during the last half of fiscal 1994. During the latest quarter the Company closed one of its three greige goods weaving plants located in Anderson, South Carolina. Order backlogs in the Company's textile segment were 7% higher at April 1, 1995 than at April 2, 1994. In the quarter ended April 1, 1995, the textile segment contributed 63% and 41 % to consolidated net sales and gross profit, respectively.

For the nine month period ended April 1, 1995, net sales in the textile segment were 1% higher and gross profits were 5% higher than in the same period of the prior fiscal year. Operating profits in the textile segment were 56% higher in the nine months ended April 1, 1995 than in the first nine months of last fiscal year. Improvements in gross profits and operating profits were due principally to cost improvements proceeding from the consolidation of certain manufacturing facilities in the Company's knitted textile operation.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Apparel Segment

Net sales and gross profits in the Company's apparel segment in the quarter ended April 1, 1995 were 3% lower than in the quarter ended April 2, 1994. Sales of knitted apparel were higher, but sales of Duck Head branded apparel were lower than in the comparable quarter of the prior fiscal year. Knitted apparel had increases in both units and average billing price. The decrease in Duck Head branded apparel sales was attributable to fewer units being shipped. Shipments of branded apparel to the Company's major accounts were substantially equal to those of the prior year's third fiscal quarter, but shipments to specialty apparel stores were lower. Order backlogs in the Company's apparel segment were 7% lower at April 1, 1995 than at April 2, 1994. In the quarter ended April 1, 1995, the apparel segment contributed 32% of the Company's consolidated net sales and 48% of consolidated gross profits.

For the nine months ended April 1, 1995, net sales in the Company's apparel segment were 2% lower and gross profits were 27% higher as compared to the nine months ended April 2, 1994. Gross profit improvement was due principally to higher gross margins in the branded and knitted apparel operations. Excluding litigation and restructuring charges in fiscal 1994, operating profits in the apparel segment were moved to a profit from a loss in the nine months ended April 1, 1995 as compared to the first nine months of the prior fiscal year, due principally to higher sales of knitted apparel, higher gross profits in branded and knitted apparel, and lower selling, general, and administrative expenses.

Other Segment

Sales in the Company's other segment decreased 40% in the quarter ended April 1, 1995 as compared to the quarter ended April 2, 1994. The major part of this decrease was due to the sale of the Company's Harper Brothers office products distribution business in June of 1994. Gross profits in the other segment decreased 41%, due in part to the sale of Harper Brothers and partly to increased costs associated with the Company's entrance into the consumer market for personal fitness equipment. Order backlogs for the Company's other segment were 90% higher at April 1, 1995 than at April 2, 1994. The contribution of the Company's other businesses to the fiscal 1995 third quarter's consolidated sales and gross profits was 5% and 11% respectively.

Net sales and gross profits in the other segment for the nine months ended April 1, 1995 were down 44% and 50%, respectively, from the first nine months of fiscal 1994. These decreases were due principally to the sale of the Company's office products division in June of 1994.

General

Consolidated selling, general and administrative expenses in the quarter ended April 2, 1994 decreased $1.4 million from those incurred in the quarter ended April 2, 1994. Expenses for the comparable quarter of fiscal 1994 included $1.9 million for our discontinued Harper Brothers business.

The Company's consolidated order backlog at April 1, 1995 totalled $161.4 million, an increase of 4% compared to the total backlog of $154.9 million at April 2, 1994.

Cotton and synthetic fibers are major raw material components of most of the Company's products. Prices of these fibers have increased sharply over the past several months. The Company expects to acquire fiber for its future operations at average prices that are higher than its current ownership. The Company has been successful in implementing some price increases, but does not feel that these increases will be sufficient to cover increases in its raw material costs. The Company feels that its profits will be adversely affected by these cost/price pressures for at least the next six months.

Inventory levels have increased by $28.1 million from July 2, 1994 to April 1, 1995. These increases are principally in greige goods, knitted apparel and branded apparel. The Company considers its greige goods inventories excessive, and took an appropriate charge to income in the quarter ended December 31, 1994 to increase its greige goods market

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

reserves. The Company has been aggressive in selling these greige inventories, and expects that stocks will be at a normal level by October 1995. As reported previously, the Company also considers a portion of its branded apparel inventories excessive. Although the
Company believes that it is adequately reserved for any future price markdowns of its excess inventories at April 1, 1995, it will continually evaluate the adequacy of these reserves.

The Company's long-term debt was $199.1 million at April 1, 1995, up from $161.9 million at July 2, 1994. The buildup of inventories and fiscal year-to-date capital expenditures of $22.1 million were the principal causes of the additional debt.

On May 15, 1995 the Company obtained a waiver from its lenders respecting the ratio of adjusted pretax income to interest expense for the quarter ended April 1, 1995. Each quarter the Company is required to maintain a ratio not less than
2.5 to 1.

The estimated effective tax rate for fiscal 1995 is 38.5%.

The Company believes that cash flow generated by its operations and funds available under the existing credit facilities should be sufficient to service its bank debt, to satisfy its day-to-day working capital needs, to fund its capital expenditures and to pay dividends.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceeding*
               The Company has previously reported the award on November 24, 1993 by a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court"), of $29,056,000 to a former Duck head independent sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) against a subsidiary of the Company in a suit captioned "Ken Hoots, Terry Long and Bill Pace v. Duck Head Apparel Company, Inc. et. al. (the "Hoots Suit"). On March 28, 1994, the Circuit court judge reduced the verdict to $22,852,000.

               On February 17, 1995, the Supreme Court of Alabama reduced the $7,000,000 of damages awarded for mental anguish by $3.5 million and affirmed the Circuit Court's ruling in all other respects. On April 7, 1995, the Alabama Supreme Court denied the Company's subsidiary's petition for rehearing. The plaintiffs have agreed to refrain from attempting to execute the judgment pending completion of any review that may be obtained in the United States Supreme Court, in return for the guaranty of the Company and a bond securing payment of the judgment.

          The Company believes that the judgment remains fundamentally unjust and intends to seek review in the United States Supreme Court.

Item 2.        Changes in Securities*

Item 3         Defaults upon Senior Securities*

Item 4.        Submission of Matters to a Vote of Security Holders*

Item 5.        Other Information*

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               4.3.2 May 15, 1995 waiver respecting credit agreement dated as of September 7, 1994.

             **10.7.1  Delta Woodside Industries, Inc. Resolution to Amend
               Directors' Charitable Giving Program dated February 2, 1995.

          (b)  No report was filed on Form 8-K during the quarter ended
                      April 1, 1995.
















* Items  2, 3, 4 and 5 are not applicable

**This is a management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)



Date      May 15, 1995           /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date      May 15, 1995           /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary



                                 EXHIBIT INDEX


4.3.1 May 15, 1995 Waiver Respecting Credit Agreement dated as of September 7, 1994.

10.7.1 Delta Woodside Industries, Inc. Resolution to Amend Directors' Charitable Giving Program dated February 2, 1995