Form 10-Q/A
period 1995-04-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1995-06-21
CIK 806624

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















See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                       Three Months Ended        Nine Months Ended
                        April 1,     April 2,    April 1,     April 2,
                          1995        1994         1995         1994
                             (In thousands, except per share data)
data)

Net sales            $   150,894 $   155,194 $   434,689  $   450,964
Cost of goods sold       127,138     127,038     363,873      380,450
Gross profit on sales     23,756      28,156      70,816       70,514

Selling, general and
  administrative expenses 18,572      20,008      55,195       62,641
Litigation charge (credit)            (5,904)                  27,096
Restructuring charge
  (credit)                              (559)       (533)      12,101
                           5,184      14,611      16,154      (31,324)

Other expense (income):
  Interest expense         3,885       2,346      10,009        6,195
  Interest income
    and other               (234)     (1,029)     (2,742)      (2,101)
                           3,651       1,317       7,267        4,094

  INCOME (LOSS) BEFORE
      INCOME TAXES         1,533      13,294       8,907      (35,418)

Income taxes (benefit)       590       6,713       3,429      (11,798)

  NET INCOME (LOSS)$         943 $     6,581       5,478 $    (23,620)

Net income per share     $   .04 $       .27  $      .23 $       (.96)


Dividends per share of
  common stock  $            .10  $      .10  $      .30 $        .30

Weighted average shares
  outstanding             24,316      24,240      24,304       24,651

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




                                 Delta Woodside Industries, Inc.
                                 (Registrant)



Date      June 6, 1995           /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary