Form 10-K
period 1995-07-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1995-09-29
CIK 806624

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 1, 1995

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

                                     803/232-8301
                   Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
             Title of each class           on which registered

         Common Stock, Par Value $.01       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class

                              None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No _____






                                   Exhibit Index at Page No._____



Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this chapter)
is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K [    ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 5, 1995 was :

     Common Stock, $.01 par value  -  $198,327,805

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 5, 1995 was:

     Common Stock, par value $.01           24,409,576 shares

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's
Annual Report to shareholders for the fiscal year ended July 1, 1995 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 9, 1995 are incorporated by reference into
Part III.


                            Part I
Item 1.  BUSINESS

General

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Hammond Square, Suite 200, Greenville, South Carolina 29601 (telephone number: 803-232-8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     The Company manufactures and markets woven and knitted fabrics and apparel. The Company's textile segment produces a range of cotton, synthetic and blended fabrics, woven and knit, which are sold for the ultimate production of apparel, home furnishings and other products. The Company's apparel segment produces woven and knit apparel, including the "Duck Head" (Reg. trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. The Company also operates 33 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products and other woven and knit casualwear produced by the "Duck Head" division and other manufacturers. The Company also manufactures and distributes physical fitness equipment under the "Nautilus" (Reg. trademark) name. In June 1994, the Company sold its office products business. The Company has operations in 11 states, Costa Rica and Honduras, and employs approximately 7,500 employees.

     Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986 and whose subsidiaries' businesses were acquired beginning in 1984. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

Products, Marketing and Manufacturing

     The Company conducts its textile fabrics operations through the Delta Mills Marketing (woven fabrics) and Stevcoknit (knitted fabrics) divisions. It conducts its woven and its knit apparel operations through the "Duck Head" and "Delta Apparel" (Reg. trademark) divisions. Certain retail sales of "Duck Head" and other manufacturers' products are made through the "Duck Head" Retail Outlet Stores division. The Company also manufactures and sells fitness equipment through the "Nautilus" (Reg. trademark) division, and licenses the use of both the "Duck Head" and "Nautilus" trademarks through International Apparel Marketing Corporation. Each division has its own management and employees and operates independently of the other divisions. Inter-segment sales in fiscal 1995, fiscal 1994 and 1993 accounted for no more than approximately 4%, 3% and 3%, respectively, of the total sales of any segment.

     Fabrics produced by Delta Woodside are either woven or knitted and are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fiber and synthetic filament yarns are purchased from a smaller number of competitive suppliers.

     The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers, including Levi, Haggar and Farah and private label apparel manufacturers for
J. C. Penney, Sears and other retailers. The Company's knitted fabrics are sold for production of apparel for ultimate sales to catalogue companies, as well as to other branded and private label manufacturers. Apparel products are sold primarily to department and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers and to screen printers.

     Textile Segment

     The textile segment manufactures and markets woven and knitted fabrics to manufacturers of apparel and home furnishings and other products. The Company's net sales of woven fabrics were $290.8 million, $288.6 million and $325.1 million and the Company's net sales of knit fabrics were $102.9 million, $102.8 million and $119.9 million, during fiscal 1995, 1994 and 1993, respectively.




Item 1 (Continued)

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

     Finished woven fabrics produced by the division are primarily sold directly to major apparel manufacturers. The division's marketing efforts focus on four primary apparel manufacturing groups: women's apparel, including fashion apparel; men's apparel; career apparel and uniforms; and military and other government uniforms and apparel. The division also engages in commission finishing, whereby it finishes fabric for converters. The finished woven fabrics operation sells and distributes its fabrics through Delta Mills Sales Company, a marketing office based in New York City, with sales personnel also operating from Atlanta, Dallas, Los Angeles and San Francisco.

     Approximately 69% of the division's finished woven fabrics are made from cotton or cotton/synthetic blends, while approximately 31% are made from spun synthetics, including varying blends of rayon, polyester and wool. Finished woven fabrics are principally woven according to projected sales based on strong indications from major customers, but finished according to specific purchase orders. The division's production of cotton and cotton/synthetic blend finished woven fabrics is largely integrated, with the division performing most of its own spinning and substantially all of its own weaving and finishing. The production of spun synthetic finished woven fabrics is fully integrated, with various plants in the division involved in spinning, weaving and finishing. With its printing capability, the Company believes that the division is the only substantially vertically integrated producer of battle dress camouflage military fabrics in the United States. The Company expects that its finished woven all cotton facilities will run at near full capacity during fiscal 1996. However, woven synthetic and greige goods facilities are not expected to run full schedules during fiscal 1996.

     The division also operates two plants included in its Woodside operation which produce a variety of unfinished light-weight woven fabrics sold for ultimate use in manufacturing apparel such as blouses, dresses and pajamas, and in manufacturing home furnishings, including draperies, curtains and comforters, and in medical and industrial products.
Fabrics sold by the Woodside operation include 100% cotton, polyester/cotton blends, 100% polyester, 100% rayon, polyester/rayon blends, textured polyester and other "semi-fancy" fabrics of more complicated construction. The Woodside operation currently is operating at less than full production capacity.

     Stevcoknit (Knitted Fabrics). Stevcoknit, through 4 plants, spins yarn, knits and finishes a wide range of circular knit fabrics for use in the manufacture of knit apparel, and also provides yarn to the Company's apparel segment.

     Stevcoknit products are marketed to numerous apparel manufacturers through marketing staffs employed by Stevcoknit Marketing Company in New York City and Los Angeles, with sales personnel also located in North Carolina, Georgia and Dallas. To further promote sales of Stevcoknit's fabrics to apparel manufacturers, the marketing staff of Stevcoknit Marketing Company also contacts major retailers of products manufactured from the division's knitted fabrics. Discussions with these retailers provide information relating to fabric quality and trends in style and color. In addition to its sales to apparel manufacturers, the division also sells prepared for print fabrics to converters through a broker. Certain knitting operations are scheduled according to projected sales, but most knitting and finishing of the fabrics are performed to specific customer orders.

Item 1 (Continued)

     The operations within the knitted fabrics operation are largely integrated. Various plants are equipped to perform all stages of the manufacturing process, from carding the raw fiber stock to dyeing and finishing the final fabric product. The fabrics produced by this segment are manufactured primarily by using 100% cotton and polyester/cotton blends. The Stevcoknit operation currently is running at less than full capacity.

     Apparel Segment

     The apparel segment produces and markets both woven apparel and knit apparel. The segment's products include the "Duck Head" line of men's and boys' casualwear, which includes pants, shorts and shirts. The knit apparel business includes T-shirts and sweatshirts which are sold under the labels of "Duck Head", "Delta Apparel", and various private labels.

     "Duck Head" Division. The division produces a line of men's and boys' casual apparel, sold under the "Duck Head" label, including pants, shorts, shirts and accessories. This division also sells a relatively small amount of men's and boys' woven workwear, sportswear and casualwear under the private labels of its customers. In fiscal 1994 the division began licensing various other categories of apparel and accessories.

     "Duck Head" labeled products are primarily marketed by sales staff employed by Duck Head Marketing Company to regional and national retailers with stores in the South and South Atlantic regions. The "Duck Head" trademark has been associated with apparel for many decades, but has traditionally been marketed primarily to a Southeastern customer base. The Company acquired the brand in February 1989. The division sells its "Duck Head" products primarily to regional and national department store chains as well as specialty apparel retailers and through Company-operated outlet stores. The division currently displays "Duck Head" products in "Duck Head" specialty departments within some department stores. The "specialty department" display format permits the presentation of an entire line of clothing in a dedicated section of a store's clothing department, and has been increasingly used in department stores by the major national clothing brands. Gross sales of "Duck Head" labeled products were approximately $80.5 million, $95.4 million and $137.3 million during fiscal 1995, 1994 and 1993, respectively.

     "Duck Head" Apparel operates a total of 8 facilities located in Georgia and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" is now acquiring less than one-half of its finished products from other companies throughout the world. This outside production takes the form of sewing fabric parts cut at "Duck Head" facilities, cutting and sewing with fabric and patterns supplied by "Duck Head", or providing finished garments made to "Duck Head" specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. The majority of the products is warehoused in the division's leased facilities.

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

     "Delta Apparel". "Delta Apparel", which is headquartered in Duluth, Georgia, operates a total of 9 facilities and produces knitted T-shirts and sweatshirts. The division markets its products primarily to companies that screen print shirts for resale, and to department stores and other clothing stores for resale under the customer's private labels or under the Company's "Delta Apparel" label. Net sales in this division were $101.5 million, $84.1 million and $81.8 million during fiscal 1995, 1994 and 1993, respectively.

     The division's knit apparel marketing is performed by sales personnel of Delta Apparel Marketing Company with sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores and the mass markets such as discount houses. This operation utilizes independent sales representatives to sell to screen printing companies. Some knit apparel items are inventoried to permit quick shipment and to level production

Item 1 (Continued)

schedules. Special fashion knit apparel items and customer private label knit apparel styles generally are made only to order.

     Of the yarn used by the Company's knit apparel operation, approximately one-half is produced by Stevcoknit with the remainder purchased from outside vendors; the knit apparel operation is otherwise largely vertically integrated. The business manufactures its own knitted fabrics, utilizing knitting, dyeing and finishing processes, and cuts and sews its finished knitted fabrics into apparel. The fabrics used by the division are either polyester/cotton blends or 100% cotton.

     Retail Apparel. The Company has 33 outlet stores in 11 states that sell principally closeout and irregular "Duck
Head" products. These stores also sell a small amount of apparel items manufactured by other companies.

     Fitness Equipment

     "Nautilus" Fitness Equipment. Nautilus produces weight resistance and aerobic equipment for the institutional, medical and home markets. The current product line in the weight resistance category is called the "Next Generation", which consists of 45 individual machines that exercise the various muscle groups. Nautilus also produces an exclusive line of 30 weight resistance machines for women called
"Nautilus for Women". Nautilus also manufactures Power Plus and Free Weight equipment which consists of 45 machines.
As a supplement to the weight resistance line, Nautilus produces seven versions of a multi-station machine that serve those markets that have space and budget limitations. Nautilus currently produces seven aerobic machines for the institutional market: three recumbent bikes, two stairclimbers, a treadmill and a skate machine.

     Nautilus historically has been focused on the institutional market. Beginning in fiscal 1994, Nautilus launched a concerted effort to penetrate the home market. Nautilus historically targets health clubs, the public sector, YMCAs and similar institutions and the medical, amenity and corporate markets. Based on successful results from a test of the consumer market, national expansion will begin in fiscal 1996.

     The manufacturing operations at Nautilus are vertically integrated, including metal fabrication, upholstery, and a vacuum formed and injection molded plastics process. Raw material is inventoried, but finished machines are generally manufactured against customer orders. All manufacturing is done in Independence, Virginia. The Company believes that the manufacturing operation is currently operating at approximately 75% of present capacity, including certain new building space.

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

Item 1 (Continued)

its unfinished cotton and cotton/polyester blend print cloth business, but no company dominates any of these businesses.

     The knitted fabrics business in which Stevcoknit competes is highly competitive with several large competitors. However, the significant vertical integration of Stevcoknit's manufacturing operations and its experience in performing the more complicated manufacturing techniques required in the production of 100% cotton fabrics provide the Company with certain competitive advantages. The industry, nevertheless, remains highly competitive.


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

Employees

     The Company has approximately 7,500 employees.  The
Company's employees are not represented by unions.  The
Company believes that its relations with its employees are good.

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

Item 1 (Continued)

     Some of the Company's plants have been unable to comply with the acute toxicity limits contained in the National Pollutant Discharge Elimination System (NPDES) permits held by the Company. With respect to certain such plants in North Carolina, the Company signed a Special Order by Consent with the North Carolina Department of Environmental Health and Natural Resources (DEHNR) which required the plants to achieve compliance with the acute toxicity limits by July 1995. The Company has applied for an extension to achieve compliance and, based on conversations with DEHNR, believes approval of this application is forthcoming. By a March 1992 letter, the Natural Resources Defense Council notified the Company of its intent to institute a "citizens' suit" under the Clean Water Act for certain alleged NPDES violations in North Carolina. No such suit has been initiated to date. By reason of the Special Order, the Company believes that any such suit, and compliance with the Special Order, would not have a material adverse impact on the Company. With respect to certain South Carolina plants, the Company is working with the appropriate state agency in developing a corrective action plan for addressing the toxicity issue. The Company has implemented several courses of action to achieve compliance with its NPDES permits and does not believe that the matter will have a material adverse impact on the Company.

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

Industry Segment Information

     Segment information made part of Note H of the Company's consolidated financial statements for the fiscal year ended
July 1, 1995 is incorporated herein by reference.

Other

     Information concerning order backlogs in Management's Discussion and Analysis of Results of Operations and Financial Condition," Consolidated Company Results, Fiscal 1995 Versus Fiscal 1994" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

Item 2. PROPERTIES

    The following table provides a description of Delta Woodside's production and warehouse facilities.

                                                    Approximate
                                                        Square   Approximate
          Location                      Utilization   Footage       Acreage

Textile Segment

Beattie Plant, Fountain Inn, SC (8)      spin/weave    390,000        112
Furman Plant, Fountain Inn, SC (8)      weave          116,000         21
Distribution Center, Greenville, SC (8)  warehouse      88,000         12
Estes Plant, Piedmont, SC (8)            spin/weave    332,000        114
Greer Plant, Greer SC (8)                 weave        255,000         10
Delta 3 Plant, Wallace, SC (8)          dye/finish     555,000        527
Cypress Plant, Pamplico, SC (8)            spin        144,000          4
Pamplico Plant, Pamplico, SC (8)        spin/weave     275,000        520
Delta 2 Plant, Wallace, SC (8)          dye/finish     347,000        295
Catawba Plant, Maiden, NC                  spin        115,000         34
Fayetteville Plant, Fayetteville, NC (6)  unused       238,000         15
Carter Plant, Wallace, NC               dye/finish     485,000         72
Greensboro Plant, Greensboro, NC(3)       unused       195,000         10
Holly Plant, Wallace, NC                knit/finish    224,000          3
Rainsford Plant, Edgefield, SC             spin        296,000         43
Mickel Plant, Spartanburg, SC              spin        207,000         14

Apparel Segment

Maiden Plant, Maiden NC                  knit/dye
                                        finish/cut     305,000         45
Washington Plant, Washington, GA            sew        129,800          6
Sandersville Plant, Sandersville, GA        sew         27,000          5
Distribution Center, Knoxville, TN     distribution     550,000        21
Decatur Plant, Decatur, TN (2)              sew          75,000        11
Tellico Plains Plant, Tellico
  Plains, TN                                sew         100,000        17
Ashburn Plant, Ashburn, GA (1)              sew          43,000         7
Sparta Plant, Sparta, GA (1)                sew          21,000         2
Honduras Plant, San Pedro Sula,
  Honduras(1)(9)                            sew
Baldwin Plant, Baldwin, GA (7)       press/distribution 148,000        24
Distribution Center,
  Stone Mountain, GA(1)                distribution     120,000
Monroe #3, Monroe, GA                       cut          52,000         7
Monroe #2, Monroe, GA                 sew/distribution   93,000         8
Winder Plant, Winder, GA (7)          warehouse/retail  119,000         3
Harmony Plant, San Jose, Costa Rica         sew          14,000
San Jose Plant, San Jose, Costa Rica (1)    sew          60,000         6
Jupiter Plant, San Jose, Costa Rica         sew          25,000
Winder, GA                               warehouse       10,000
Various (4)                              warehouse
Various (5)                                stores

Fitness Equipment Division

Independence, VA                       manufacturing    251,000       54
Independence, VA (1)                   manufacturing     33,678


Item 2 (Continued)

(1)  Leased facility.
(2) "Duck Head" Outlet Stores lease a portion of the facility for retail sales.
(3) The knitted fabrics discontinued operations at this facility during the first quarter of fiscal 1996.
(4) The apparel segment leases certain additional warehouse space from time to time.
     Approximately 266,000 square feet is leased currently with leases expiring through November 1995.
(5) The "Duck Head" Outlet Stores Operation leases 33 facilities in 11 states, which leased space is Approximately 121,000 square feet. These leases expire at various dates through 2000.
(6)  The knitted fabrics operation closed this facility during fiscal
     1993.
(7)  These locations will be closed in fiscal 1996.
(8) Title to these facilities are held by the county under a fee-in-lieu arrangement.
(9) The knit apparel operation has begun hiring and training, and expects to begin occupying this facility before the end of calendar 1995.

     Except as noted above all of the above production and warehouse facilities are owned by Delta Woodside and its subsidiaries, subject in certain cases to various outstanding mortgages and security interests. The apparel segment's Sparta plant, Sparta, Georgia and San Jose plant in San Jose, Costa Rica are leased on a month-to-month basis, and the Ashburn Plant in Ashburn, Georgia has a lease which expires in February 1999. The fitness division leases manufacturing capacity in Independence, Virginia which lease expires in July 1998.

     Delta Woodside leases corporate and division administrative offices in Greenville, South Carolina. The lease on the corporate offices expires December 1997 and leases on the administrative offices expire in 2008. Sales offices are leased in or near Charlotte, New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles with leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes, with the exception of plants affected by the Company's modernization program, that its finished woven all cotton plants and finished woven synthetic plants are operating virtually at full production capacity while its unfinished woven fabrics operations are operating at slightly
less than full production capacity.   The knitted fabrics plants in the
textile segment are operating at less than full capacity. Various factors affect the relative use by the Company's apparel segment of its own facilities and outside contractors in the various apparel production phases. This segment is currently using all its internal productive capacity. The fitness equipment operation is operating at approximately 75% of its production capacity as a result of new building space in excess of current volume.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.




Item 3.   LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business, including product liability claims. The company believes that, as a result of its legal defenses, insurance arrangements and indemnification provisions with financially capable parties, none of these actions, if decided adversely, should have a material adverse effect on its business or financial condition taken as a whole.

     The Company has previously reported the award on November 24, 1993 by a jury in the Circuit Court of Montgomery County, Alabama (the "Circuit Court") of $29,056,000 to a former Duck Head independent sales representative (Ken Hoots) and two of his salesmen (Terry Long and Bill Pace) (the "Plaintiffs") against a subsidiary of the Company in a suit captioned "Ken Hoots, Terry Long and Bill Pace
v. Duck Head Apparel Company, Inc., et al." (the "Hoots Suit"). The Hoots Suit commenced on March 17, 1992.

     After a hearing the Circuit Court judge reduced the verdict to $22,852,000 and entered judgment against the Company's subsidiary on March 28, 1994 as follows:

          (a) $852,000 to the Plaintiffs on their claim of breach of contract respecting alleged unpaid commissions,

          (b)  $4,000,000 to Ken Hoots, $2,000,000 to Terry Long,
               and $1,000,000 to Bill Page for mental anguish on their claim for fraud, and

          (c) $15,000,000 to the Plaintiffs as punitive damages on their claim of fraud.

     On February 17, 1995, the Supreme Court of Alabama reduced the $7,000,000 of damages awarded for mental anguish by $3.5 million and affirmed the Circuit Court's ruling in all other respects.

     In June, 1995, the Company settled the case with the Plaintiffs, and the judgment was fully satisfied and discharged on June 8, 1995.

     A lawsuit with allegations similar to those in the Hoots Suit was commenced on October 1, 1993 against a subsidiary of the Company in the United States District Court for the Western District of Kentucky by an individual (Donnie Cecil) who has previously served as an independent sales representative for the Duck Head division. In July, 1995, this case was settled and the complaint was dismissed with prejudice by the Court on July 19, 1995.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1995 fiscal year.


                              PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 1, 1995 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 1, 1995 is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 10 (exclusive of graphs) of the Company's annual shareholders' report for the year ended July 1, 1995 is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements included on pages 11, 12 and 14 through 28 of the Company's annual shareholders' report for the year ended July 1, 1995 are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          The information required by this item is incorporated herein by reference from the portion of the definitive Proxy
     Statement to be filed with the Securities and Exchange
     Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Ratification of Selection of Auditors".


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

3.1.1                    Articles of Amendment to Articles of
               Incorporation of the Company: Incorporated by reference to Exhibit 3.1.2 to the Form S-4.

3.1.2                    Articles of Merger of Harper Brothers,
               Inc. into RSI Corporation: Incorporated by reference to Exhibit 4.1.1 to the Registration
               Statement of the Company on Form S-8, File No. 33-
               33116 (the "1990 Form S-8").

3.1.3                    Articles of Merger of Delta Woodside
               Industries, Inc., a Delaware corporation, into RSI
               Corporation:  Incorporated by reference to Exhibit
               4.1.2 to the 1990 Form S-8.

3.1.4                    Articles of Merger of Duncan Office
               Supplies, Inc., into Delta Woodside Industries, Inc.:
               Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarterly period ended
               December 29, 1990 (the "December 1990 10-Q").

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

4.2                      Credit Agreement dated as of September 7,
               1994 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank of North Carolina, N.A., as Agent (with exhibits and schedules omitted) together with forms of Promissory Note, Subsidiary Guaranty and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

4.2.1                    February 15, 1995 Waiver respecting Credit
               Agreement:  Incorporated by reference to Exhibit
               4.3.1 to the Form 10-Q of the Company for the quarterly period ended December 31, 1994.
Item 14 (Continued)

4.2.2                    May 15, 1995 Waiver respecting Credit
               Agreement:  Incorporated by reference to Exhibit
               4.3.2 to the Form 10-Q of the Company for the quarterly period ended April 1, 1995 (the "March 1995 10-Q").

4.2.3                    Amendment Agreement dated as of June 9,
               1995 to Credit Agreement dated as of September 7,
               1994.

4.3                      The Company hereby agrees to furnish to
               the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.


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

10.7**                   Summary of Delta Woodside Industries,
               Inc., Director Charitable Giving Program:
               Incorporated by reference to Exhibit 10.11 to the 1992 10-K.

10.7.1**                 Resolution to amend Directors' Charitable
               Giving Program dated February 2, 1995: Incorporated by reference to Exhibit 10.7.1 to the March 1995 10-Q.

10.8.1**                 Directors Stock Acquisition Plan:
               Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

10.8.2**                 Amendment of Director Stock Acquisition
               Plan, dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9                     See Exhibits 4.2, 4.2.1, 4.2.2 and 4.2.3.

13                       Annual Report to Shareholders of the
               Company for the fiscal year ended July 1, 1995.

Item 14 (Continued)


21                       Subsidiaries of the Company.

23.1                    Report on Schedule and Independent
               Auditors' Consent for the year ended July 1, 1995.

23.2                   Independent Auditors' Consent for the years
               ended July 2, 1994 and July 3, 1993.

23.3                     Report of Independent Auditors for the
               years ended July 2, 1994 and July 3, 1993.

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

               (b)  Reports on Form 8-K

               The Company did not file any report on Form 8-K during the fourth quarter of the fiscal year ended July
          1, 1995.

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

                                   DELTA WOODSIDE INDUSTRIES, INC.



      9/25/95                      /s/ E. Erwin Maddrey, II       9/18/95
        Date                       E. Erwin Maddrey, II            Date
                                   President, Chief Executive
                                   Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy        9/26/95               /s/ E. Erwin Maddrey      9/18/95
C. C. Guy             Date                 E. Erwin Maddrey, II      Date
Director                                   President, Chief
                                           Executive Officer
                                           and Director



/s/ James F. Kane    9/25/95               /s/ Bettis C. Rainsford   9/18/95
James F. Kane         Date                 Bettis C. Rainsford        Date
Director                                   Executive Vice President,
                                           Chief Financial Officer,
                                           Treasurer and Director



/s/ Max Lennon       9/26/95               /s/ Douglas J. Stevens    9/18/95
Max Lennon            Date                 Douglas J. Stevens         Date
Director                                   Controller and Assistant
                                           Secretary



/s/ Buck A. Mickel   9/26/95
Buck A. Mickel        Date
Director



/s/ Buck Mickel      9/26/95
Buck Mickel           Date
Director


                             EXHIBIT INDEX

4.2.3 Amendment dated as of June 9, 1995 to Credit Agreement dated as of September 7, 1994.

13 Annual Report to Shareholders of the Company for the fiscal year ended July 1, 1995.

21            Subsidiaries of the Company.

23.1 Report on Schedule and Independent Auditors' Consent for the year ended July 1, 1995.

23.2 Independent Auditors' Consent for the years ended July 2, 1994 and July 3, 1993.

23.3           Report of Independent Auditors for the
               years ended July 2, 1994 and July 3, 1993.



                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a) (1) and (2), (c) and (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                        YEAR ENDED JULY 1, 1995

                    DELTA WOODSIDE INDUSTRIES, INC.

                      GREENVILLE, SOUTH CAROLINA




                                  F-1

FORM 10-K--ITEM 14(a)(1) AND (2)

DELTA WOODSIDE INDUSTRIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Delta Woodside
Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 1, 1995 are incorporated by reference in Item 8:

     Consolidated balance sheets--July 1, 1995 and July 2, 1994.

     Consolidated statements of operations--Years ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated statements of shareholders' equity--Years ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated statements of cash flows--Years ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Notes to consolidated financial statements.

The following consolidated financial statement schedule of Delta
Woodside Industries, Inc. are included in Item 14(d):

     Schedule II -- Valuation and qualifying accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.



                                  F-2

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                         DELTA WOODSIDE INDUSTRIES, INC.


  COL. A                      COL. B                      COL. C                         COL. D       COL. E

                                                         ADDITIONS
                            Balance at
DESCRIPTION                 Beginning             (1)                  (2)           Deductions    Balance at end
                            of Period      Charged to Costs      Charged to Other      Describe     of Period
                                             and Expenses        Accounts-Describe

Deducted from asset accounts:
  Allowance for doubtful
  and returns

Year ended July 1, 1995    $3,275,000         $3,311,000         $    36,000        $  988,000      $5,634,000

Year Ended July 2, 1994    $5,537,000         $3,886,000         $(1,658,000)(2)    $4,490,000(1)   $3,275,000

Year Ended July 3, 1993    $5,413,000         $2,025,000         $   353,000(2)     $2,254,000(1)   $5,537,000


NOTES:
(1)  Uncollectible accounts written off.
(2)  Net change in sales allowances charged to income as a reduction of sales.