Form 10-Q
period 1995-09-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1995-11-13
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                  OR


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission File number  1-10095

                       DELTA WOODSIDE INDUSTRIES, INC.
        (Exact name of registrant as specified in its charter)


                     SOUTH CAROLINA                      57-0535180
             (State or other jurisdiction of           (I.R.S.Employer
             Incorporation or organization)            Identification No.)


     233 North Main Street
     Hammond Square, Suite 200
     Greenville, South Carolina                                29601
     (Address of principal executive offices)               (Zip Code)

                                  803/232-8301
             Registrant's telephone number, including area code

                              Not Applicable
 Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
 .
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value-- 24,428,329 shares as of October 9, 1995.


                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


                                                         Page
  Condensed consolidated balance sheets--
  September 30, 1995 and July 1, 1995                    3-4

  Condensed consolidated statements of income -Three
  months ended September 30, 1995 and
  October 1, 1994                                          5

  Condensed consolidated statements of cash
  flows-- Three months ended September 30,
  1995 and October 1, 1994                                 6

  Notes to condensed consolidated financial
  statements--September 30, 1995                           7

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial
         Condition                                       8-9

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                               10

Item 2.   Changes in Securities                           10

Item 3.   Defaults upon Senior Securities                 10

Item 4.   Submission of Matters to a Vote of
          Security Holders                                10

Item 5.   Other Information                               10


Item 6.   Exhibits and Reports on Form 8-K                10


SIGNATURES                                                11


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                        September 30,          July 1,
                                            1995                1995
                                         (Unaudited)
                                                  (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents           $         825     $         719
  Accounts receivable:
    Factor                                   68,620            63,085
    Trade                                    62,680            64,143
                                            131,300           127,228
    Less allowances for doubtful
           accounts and returns               4,699             5,634
                                            126,601           121,594
  Inventories
    Finished goods                          134,695           137,675
    Work in process                          66,590            58,806
    Raw materials and supplies               30,980            29,553
                                            232,265           226,034

  Deferred income taxes                      10,460             8,951
  Prepaid and other current assets            1,993             5,826

                    TOTAL CURRENT ASSETS    372,144           363,124

PROPERTY, PLANT AND EQUIPMENT
  Cost                                      332,065           312,452
  Less accumulated depreciation             110,649           104,393
                                            221,416           208,059

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                    27,098            27,310
OTHER ASSETS                                 11,630            11,803

                                           $632,288          $610,296


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                         September 30,          July 1,
                                             1995                1995
                                           (Unaudited)


LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable                 $  50,922          $  50,593
  Accrued and sundry liabilities            29,032             25,368
  Current portion of long-term debt            270                276

             TOTAL CURRENT LIABILITIES      80,224             76,237

 LONG-TERM DEBT, less current portion      237,332            219,119

DEFERRED INCOME TAXES                       21,719             21,473

OTHER LIABILITIES AND DEFERRED CREDITS       7,221              6,968

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
    authorized 50,000,000 shares, issued
    and outstanding 24,427,000 shares
    at September 30, 1995 and 24,357,000
    shares at July 1, 1995                     248                244
  Additional paid-in capital               163,767            163,364
  Retained earnings                        121,777            122,891

                                           285,792            286,499

                                          $632,288           $610,296






See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                          Three Months Ended
                                      September 30,    October 1,
                                           1995           1994
                            (In thousands, except per share data)

Net sales                             $  141,043    $  141,275
Cost of goods sold                       120,279       115,826
Gross profit on sales                     20,764        25,449
Selling, general and
  administrative expenses                 14,882        18,370

                                           5,882         7,079
Other expense (income):
  Interest expense                         4,087         2,852
  Interest income
    and other                              (540)        (2,544)
                                           3,547           308

  INCOME BEFORE
      INCOME TAXES                         2,335         6,771

Income taxes                               1,008         2,607


NET INCOME                           $     1,327    $    4,164

Net income per share                 $       .05    $      .17
Dividends per share of
  common stock                       $       .10    $      .10

Weighted average shares
  outstanding                             24,409        24,296



See notes to condensed consolidated financial statements



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Three Months Ended
                                            September 30,  October 1,
                                                 1995        1994
                                                  (In thousands)
OPERATING ACTIVITIES
  Net income                                   $   1,327   $   4,164
  Depreciation                                     6,643       5,642
  Amortization                                       517         577
  Other                                            (578)      (1,282)
  Changes in operating assets and
    liabilities                                    4,773      (9,616)

NET CASH  PROVIDED (USED) BY OPERATING ACTIVITIES 12,682        (515)

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases                                    (28,401)     (5,323)
  Other                                              (52)        (39)
NET CASH (USED) BY INVESTING ACTIVITIES          (28,453)     (5,362)

FINANCING ACTIVITIES
  Net proceeds from short-term line
  of credit                                                   10,565
  Proceeds from revolving line of credit          65,796     162,900
  Principal payments on revolving line
    of credit                                    (47,391)   (165,852)
 Scheduled principal payments of long-term
    debt and capital lease obligations              (80)        (324)
 Dividends paid                                  (2,441)      (2,430)
 Other                                               (7)        (365)

NET CASH PROVIDED BY FINANCING ACTIVITIES         15,877        4,494

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     106       (1,383)
 Cash and cash equivalents at beginning of period    719        2,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $      825   $      694









See notes to condensed consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 1995.

NOTE B--OTHER

In the first quarter of fiscal 1995, the Company recognized certain life insurance proceeds which resulted in a pretax gain of $2,204,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

Net sales for the fiscal quarter ended September 30, 1995 were $141,043,000, approximately the same as the $141,275,000 in the quarter ended October 1, 1994. Consolidated gross profit margin was 15% for the quarter ended September 30, 1995 as compared to 18% for the quarter ended October 1, 1994.

Net earnings for the quarter ended September 30, 1995 were $1,327,000 as compared to $4,164,000 in the quarter ended October 1, 1994. On a per share basis, earnings were $.05 on the 24,409,000 average shares outstanding in the first quarter of fiscal 1996 as compared to $.17 on the 24,296,000 average shares outstanding in the first quarter of fiscal 1995.

In the textile segment, sales decreased 4% and gross profit decreased 32% in the quarter ended September 30, 1995 as compared to the same quarter of the prior fiscal year. Sales of woven textiles were higher as a result of more units being billed at slightly better average billing prices. Sales of knitted textiles were lower as a result of significantly lower units being billed at lower average billing prices. Textile segment gross profit margins in the quarter ended September 30, 1995 were 9% as compared to 13% in the quarter ended October 1, 1994. Woven textile gross margins were slightly higher, as higher fiber prices were more than offset by better capacity utilization. Knitted textile gross margins were negative, due principally to low plant capacity utilization, higher fiber prices, and lower selling prices. The textile segment accounted for 64% and 41% of the Company's consolidated sales and gross profit, respectively, for the quarter ended September 30, 1995 as compared to 66% and 49%, respectively, for the same period a year ago. The Company does not expect to see any material improvement in its knitted textile business at least until the first quarter of calendar 1996. In addition, during the quarter which will end December 31, 1995, the major portion of the historically high costs of cotton purchased earlier this calendar year are expected to move through the textile segment's cost of goods sold. Therefore, gross profit margins in the textile segment are expected to remain under pressure at least until the Company's third fiscal quarter.

In the apparel segment, net sales increased 9% and gross profit decreased 5% in the quarter ended September 30, 1995 as compared to the quarter ended October 1, 1994. Net sales of non-branded knit apparel were higher in dollars, with a small reduction in average billing price being more than offset by higher units billed. Sales of branded apparel were lower in dollars, with fewer units being billed at a lower average billing price than in the first fiscal 1995 quarter. Gross profit margins in the apparel segment were 22% in the quarter ended September 30, 1995 as compared to 26% in the same quarter of the prior fiscal year. Gross profit margins in each of the apparel operations were not materially different from those in the first quarter of prior fiscal year, but the higher percentage of nonbranded knit apparel sales (which normally generate lower gross profit margins than branded apparel) caused the segment gross profit margin to decline. Selling, general, and administrative costs in the apparel segment were significantly lower in the quarter ended September 30, 1995 than in the comparable quarter of fiscal 1995 due principally to certain credits to legal expenses and to tighter controls over other expenses. The apparel segment accounted for 31% and 47% of the Company's consolidated net sales and gross profits, respectively, in the quarter ended September 30, 1995 as compared to 29% and 41%, respectively, for the same period

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

a year ago.   During the quarter, the Company received and recorded in
pre tax income approximately $4.2 million received from a third party respecting prior litigation. The Company's estimate for litigation liabilities was increased by approximately the same amount for possible additional losses. The Company does not expect its branded apparel business to show any material improvement until at least the first calendar quarter of 1996. The Company's knit apparel operation has seen a reduction in new orders over the past several weeks, accompanied by market pressures to reduce prices. This business also faces abnormally high yarn costs moving through its cost of goods sold in the fiscal quarter which will end
December 31, 1995.

The contribution of the Company's other businesses to consolidated net sales and consolidated gross profit was 5% and 12%, respectively, in the quarter ended September 30, 1995 as compared to 5% and 10%, respectively, in the quarter ended October 1, 1994.

Selling, general and administrative expenses decreased by $3.3 million in the quarter ended September 30, 1995 as compared to the same quarter of the prior fiscal year. Expenses were reduced in all of the Company's business segments, with significant reductions in the apparel segment, as noted above. However, the Company expects its levels of selling, general and administrative costs to move up towards prior quarter levels also due in part to the implementation of certain branded apparel and consumer fitness equipment advertising and promotion plans in the quarter ending December 31, 1995 and beyond.

Earnings in the quarter ended October 1, 1994 included a pre-tax credit of approximately $2.2 million relating principally to proceeds from a life insurance policy covering a key manager of the Nautilus division.

The Company's consolidated order backlog at September 30, 1995 was $143.9 million as compared to $167.0 million at October 1, 1994. Order backlogs for the textile segment are 4% lower and for the apparel segment are 32% lower than at the same time in the prior fiscal year.

The Company's consolidated inventories increased $6.2 million during the first fiscal quarter of 1996. Finished goods decreased, but work in process and raw material inventories increased. Inventories of branded apparel decreased during the quarter ended September 30, 1995 as compared to July 1, 1995. However, the Company considers its branded apparel inventories excessive. The Company believes that it has adequate reserves to cover any future price markdowns, however, no estimate can be made of the range of amounts of loss that are reasonably possible should its inventory reduction programs not be successful.

Capital expenditures in the quarter were $28 million as compared to $5 million in the first quarter of the preceding fiscal year, due principally to the plant modernization program in the woven textile division. The $18 million increase in long-term debt was due principally to the plant modernization program.

The estimated effective tax rate for fiscal 1996 is approximately 43%.

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

Item 3.        Defaults upon Senior Securities*

Item 4.        Submission of Matters to a Vote of Security Holders*

Item 5.        Other Information*

Item 6.        Exhibits and Reports on Form 8-K

               (a)     Exhibits required by Item 601 of Regulation S-
                       K None
               (b)     No reports have been filed on Form 8-K
                       during the quarter ended September 30, 1995.

* Items 1, 2, 3, 4 and 5 are not applicable




                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)



Date    November 1, 1995         /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer


Date    November 1, 1995         /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary