Form 10-Q
period 1995-12-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1996-02-13
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington,
                          D.C. 20549
                                 FORM 10-Q
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1995

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


                                864/232-8301
            Registrant's telephone number, including area code

                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value-- 24,457,751 shares as of February 6, 1996.


                              INDEX


DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
                                                              Page
  Condensed consolidated balance sheets--
  December 30, 1995 and July 1, 1995                           3-4

  Condensed consolidated statements of income --
  Three and six  months ended December 30, 1995 and
  December 31, 1994                                              5

  Condensed consolidated statements of cash
  flows-- Six months ended December 30, 1995
  and December 31, 1994                                          6

  Notes to condensed consolidated financial
  statements--December 30, 1995                                  7

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition       8-10


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     11

Item 2.   Changes in Securities                                 11

Item 3.   Defaults upon Senior Securities                       11

Item 4.   Submission of Matters to a Vote of Security
          Holders                                               11

Item 5.   Other Information                                     11

Item 6.   Exhibits and Reports on Form 8-K                      11


SIGNATURES                                                      12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                      December 30,     July 1,
                                         1995           1995
                                      (Unaudited)
                                           (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               1,281     $     719
  Accounts receivable:
    Factor                               50,991        63,085
    Trade                                61,938        64,143
                                        112,929       127,228
    Less allowances for doubtful
     accounts and returns                 3,945         5,634
                                        108,984       121,594

  Inventories
    Finished goods                      126,746       137,675
    Work in process                      62,147        58,806
    Raw materials and supplies           26,821        29,553
                                        215,714       226,034
  Deferred income taxes                   6,191         8,951
  Prepaid and other current assets        6,335         5,826

               TOTAL CURRENT ASSETS     338,505       363,124

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  345,256       312,452
  Less accumulated depreciation         116,359       104,393
                                        228,897       208,059

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                26,887        27,310
OTHER ASSETS                             11,196        11,803

                                       $605,485      $610,296




DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                          December 30,  July 1,
                                             1995        1995
                                           (Unaudited)
                                              (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable                    48,320    $  50,593
  Accrued and sundry liabilities            17,412       25,368
  Current portion of long-term debt        225,937          276

              TOTAL CURRENT LIABILITIES    291,669       76,237

 LONG-TERM DEBT, less current portion          173      219,119

DEFERRED INCOME TAXES                       22,083       21,473

OTHER LIABILITIES AND DEFERRED CREDITS       7,400        6,968

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
    authorized 50,000,000 shares, issued
    and outstanding 24,457,000 shares
    at December 30, 1995 and 24,357,000
    shares at July 1, 1995                     248          244
  Additional paid-in capital               164,213      163,364
  Retained earnings                        119,699      122,891
                                           284,160      286,499
                                          $605,485     $610,296





See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                               Three Months Ended     Six Months Ended
                          December 30, December 31, December 30, December 31,
                            1995          1994          1995       1994
                                      (In thousands, except per share data)

Net sales                 $ 150,558    $ 142,520     $ 291,601   $ 283,795
Cost of goods sold          134,944      120,909       255,223     236,735
Gross profit on sales        15,614       21,611        36,378      47,060

Selling, general and
 administrative expenses     19,257       17,990        34,139      36,623
Litigation (credit)          (9,000)                    (9,000)
Restructuring (credit)                      (290)                     (553)
                              5,357        3,911        11,239      10,990
Other expense (income):
  Interest expense            4,484        3,272         8,571       6,124
  Interest income
    and other                   (54)          36          (594)      (2,508)
                              4,430        3,308         7,977       3,616

  INCOME BEFORE
    INCOME TAXES                927          603         3,262       7,374

Income taxes (benefit)          560          232         1,568       2,839

    NET INCOME            $     367     $    371    $    1,694  $    4,535

Net income per share      $     .02     $    .02    $      .07  $      .19

Dividends per share of
  common stock            $     .10     $    .10    $      .20  $      .20

Weighted average shares
  outstanding                24,444       24,300        24,426      24,298

See notes to condensed consolidated financial statements

 DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                     Six Months Ended
                                               December 30,    December 31,
                                                  1995            1994
                                                      (In thousands)
OPERATING ACTIVITIES
  Net income (loss)                           $    1,694     $      4,535
  Depreciation                                    13,120           11,434
  Amortization                                     1,034            1,109
  Other                                            1,201           (2,524)
  Changes in operating assets and
    liabilities                                   23,924          (31,324)

NET CASH PROVIDED (USED)BY
  OPERATING ACTIVITIES                            40,973          (16,770)

INVESTING ACTIVITIES
  Acquisition of business net
  of cash acquired
  Property, plant and equipment
    purchases                                    (43,093)          (9,746)
  Other                                              815              188

NET CASH (USED) BY INVESTING ACTIVITIES          (42,278)          (9,558)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit          142,382          162,454
  Payments on revolving lines of credit         (135,400)        (131,609)
 Scheduled principal payments of
    long-term debt                                  (122)            (646)
Dividends paid                                    (4,887)          (4,860)
  Other                                             (106)            (465)

NET CASH PROVIDED BY FINANCING ACTIVITIES          1,867           24,874

INCREASE (DECREASE)  IN CASH AND
     CASH EQUIVALENTS                                562           (1,454)

Cash and cash equivalents at beginning of period     719            2,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    1,281       $      623




See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 30, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 1995.

NOTE B--SHORT-TERM DEBT

On February 12, 1996, the Company obtained a waiver from its lenders with respect to the ratio of adjusted pretax income to interest expense for the quarter ended December 30, 1995. This waiver is effective until March 15, 1996. Although it is the objective of the Company and its lenders to finalize certain amendments to the Credit Agreement of September 1994 on or prior to March 15, 1996, generally accepted accounting principles require the Company to reclassify its long-term debt to short-term debt until these amendments are finalized.

NOTE C--TAXES

The estimated effective tax rate for fiscal 1996 has increased to 48% from 43% in the fiscal year ended July 1, 1995. The increased tax rate is a result of the effect of permanent tax differences on a lower level of earnings. In addition, lower earnings are preventing the Company from recognizing the tax benefits of certain net operating losses which are due to expire this fiscal year, and has caused the Company to increase the allowance for the tax benefits of certain other net operating losses.

NOTE D--OTHER

Results in the quarter ended December 30, 1995 include $9,000,000 in credits to pretax income related to prior litigation charges. In the first quarter of fiscal 1995, the Company recognized certain life insurance proceeds which resulted in a pretax gain of $2,200,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the fiscal quarter ended December 30, 1995 were $150,558,000, an increase of 6% as compared to $142,520,000 in the prior year's second quarter. Net income for the second fiscal 1996 quarter was $367,000 as compared to net income of $371,000 for the second quarter of fiscal 1995. On a per share basis, earnings in the quarter ended December 30, 1995 were $.02 on the 24,444,000 average shares outstanding as compared with earnings of $.02 on the 24,300,000 average shares outstanding in the quarter ended December 31, 1994. Results in the quarter ended December 30, 1995 include $9,000,000 in credits to pre-tax income related to prior litigation charges.

Net sales for the six months ended December 30, 1995 were $291,601,000 as compared to $283,795,000 for the six months ended December 31, 1994. Net income for the first six months of fiscal 1996 was $1,694,000 as compared to $4,535,000 for the first six months of fiscal 1995. On a per share basis, earnings for the six months ended December 30, 1995 were $.07 on the 24,426,000 average shares outstanding, as compared to earnings of $.19 per share on the 24,298,000 average shares outstanding in the six month period ended December 31, 1994. Results for the six months ended December 30, 1995 include the $9 million of credits noted in the paragraph above. Results for the six months ended December 31, 1994 included a credit to pre-tax income of $2,200,000 related to insurance proceeds.

Consolidated gross margin was 10% in the quarter ended December 30, 1995 compared to 15% for the quarter ended December 31, 1994. Consolidated gross margin for the six months ended December 30, 1995 was 12% as compared to 17% for the six months ended December 31, 1994.

Net sales in the textile segment were approximately the same for the quarter ended December 30, 1995 as for the quarter ended December 31, 1994. Sales of woven fabrics were higher and sales of knitted fabrics were lower in the most recent quarter as compared to the same quarter of last fiscal year. Sales of woven fabrics increased both in units and average billing price, and sales of knitted fabrics were lower both in units and in average billing price. Gross profit margins in the textile segment were 5% in the quarter ended December 30, 1995 as compared to 12% in the quarter ended December 31, 1994. Gross margins for woven fabrics were down slightly, but gross margins for knitted fabrics were materially lower, in the most recent quarter as compared to the same quarter of last fiscal year. Lower gross margins for woven textiles were due principally to higher fiber costs. Materially lower gross margins for knitted textiles were due to higher fiber costs, lower average billing prices, and low levels of manufacturing activity which led to material underabsorption of fixed costs. The Company still holds relatively high cost cotton in its knitted fabrics operation which will continue to adversely affect knitted fabric gross margins through at least the third fiscal quarter ending March 30, 1996. In addition, current order backlogs for knit textiles are not sufficient to allow the Company to operate its knit manufacturing facilities near full capacity, and the Company expects fixed costs in these facilities to continue to be underabsorbed during the March 1996, quarter. On January 26, 1996, the Company announced that it will close a weaving plant in Greer, South Carolina. Production from this facility is expected to cease in April of 1996. Order backlogs in the Company's textile segment were 4% higher at December 30, 1995 than at December 31, 1994. Order backlogs of woven unfinished fabric, woven cotton fabric, and knit fabrics were lower and order backlogs for woven government fabrics were higher at the end of the most recent quarter than at the same time last year. In the quarter ended December 30, 1995, the textile segment contributed 67% and 32% to the Company's consolidated net sales and gross profit, respectively.

Net sales in the Company's apparel segment in the quarter ended December 30, 1995 were 20% higher than in the quarter ended December 31, 1994, with all of the Company's

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

apparel units showing sales improvement. The knit apparel sales increase resulted from more units at lower average billing prices. Sales increases of Duck Head branded apparel were attributed to more units at average billing prices comparable to the prior year's second fiscal quarter. Gross profits in the apparel segment were 4% lower in the quarter ended December 30, 1995 than in the quarter ended December 31,1994. Gross margins for knitted apparel were lower due principally to higher yarn costs and lower average billing prices as compared to the same quarter of the prior fiscal year. Gross margins for Duck Head apparel were slightly lower due principally to underutilization of that operation's manufacturing facilities due to low order rates and the necessity to lower inventories. In December, 1995, the Company announced the closing of two knit apparel sewing plants, one in Sparta, Georgia and one in Tellico Plains, Tennessee. Production from these facilities ended on February 2, 1996. The Company expects that production from these two facilities will be replaced by production from its new sewing facility in Honduras. Order backlogs in the apparel segment were 19% lower at December 30, 1995 than at December 31, 1994. Backlogs were lower for all apparel units. In the quarter ended December 30, 1995, the apparel segment contributed 27% and 45% of the Company's consolidated net sales and gross profit, respectively.

Sales in the Company's Other segment increased 26% in the quarter ended December 30, 1995 as compared to the quarter ended December 31, 1994. Gross profits increased 65% in this same period. Order backlogs for the Other segment were 12% lower at December 30, 1995 than at December 31, 1994. The contribution of the Company's Other segment to consolidated sales and gross profits was 6% and 23%, respectively.

Selling, general, and administrative expenses were $1.3 million higher in the quarter ended December 30, 1995 than in the comparable quarter of the prior fiscal year. This increase was attributable principally to advertising expenses in the Duck Head operation and to costs related to opening new retail clearance stores.

The Company's consolidated order backlog at December 30, 1995 was $153.4 million, a decrease of 6% from the order backlog at December 31, 1994.

Consolidated inventories were $215.7 million at December 30, 1995, as compared to $226.0 million at July 1, 1995. Although inventories of branded apparel decreased during the latest quarter, the Company considers a portion of its branded apparel inventories excessive. Although the Company believes that it is adequately reserved for any future price markdowns of its excess inventories at December 30, 1995, it will continually evaluate the adequacy of these reserves. The Company intends to continue to adjust its manufacturing activity to further reduce inventory levels in the face of slow incoming orders.

The Company's woven fabric operation has worked off substantially all of the historically high priced cotton bought during calendar year 1995. However, large stocks of high priced fiber still remain in its knitted fabric operation, and these will continue to adversely affect the profit margins of this operation through at least the quarter ending March 30, 1996. In addition, relatively weak apparel sales at retail over the past several months will continue to adversely affect the Company's operations for the foreseeable future through low production volume and downward pressure on prices for the Company's products.

Debt under the Company's revolving credit facility was $224.8 million at December 30, 1995, up from $217.8 million at July 1, 1995. Fiscal year to date capital expenditures of $43.1 million (principally for plant and equipment for woven textiles, and a distribution center for branded apparel) were the principal cause of this additional debt. The Company expects that its capital expenditures for the current fiscal year will approach $70 million.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

On February 12, 1996, the Company obtained a waiver from its lenders with respect to the ratio of adjusted pretax income to interest expense for the quarter ended December 30, 1995. At the same time, the interest rate that the Company will pay on funds borrowed under the terms of its Credit Agreement of September 1994 with the lenders will increase by approximately 150 basis points. In addition, on or before March 15, 1996, the Company shall give its Credit Agreement lenders a lien on most of its accounts receivable, inventory and equipment.

The estimated effective tax rate for fiscal 1996 has increased to 48% from 43% in fiscal year ended July 1, 1995. The increased tax rate is a result of the effect of permanent tax differences on a lower level of earnings. In addition, lower earnings are preventing the Company from recognizing the tax benefits of certain net operating losses which are due to expire this fiscal year, and has caused the Company to increase the allowance for the tax benefits of certain other net operating losses.

At December 30, 1995 the Company had $32.9 million available for additional borrowing under its credit facility. The Company believes that cash flow generated by its operations and funds available under the existing credit facilities should be sufficient to service its bank debt, to satisfy its day-to-day working capital needs, to fund its capital expenditures and to pay dividends.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders

          The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 9, 1995:

Election of                                                      Broker
Directors              For        Against    Withheld  Abstentions  Nonvotes

C. C. Guy           22,625,398       0       186,791       N/A        N/A
J. F. Kane          22,626,158       0       186,031       N/A        N/A
M. Lennon           22,622,330       0       189,859       N/A        N/A
E. E. Maddrey, II   22,624,984       0       187,205       N/A        N/A
B. Mickel           22,624,705       0       187,484       N/A        N/A
B. A. Mickel        22,624,705       0       187,484       N/A        N/A
B. C. Rainsford     22,626,158       0       186,031       N/A        N/A

Ratification of
Appointment of
KPMG Peat Marwick
as Independent
Auditors
For Fiscal 1996     22,748,603     44,893     18,693       N/A        N/A

Amendment to
the Incentive Stock
Award Plan          19,976,708  1,779,469  1,506,012       N/A        N/A

Amendment to the
Stock Option Plan   18,660,029  3,092,114  1,060,046       N/A        N/A

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits required by Item 601 of Regulation S-K

                4.2.4  February 12, 1995 Waiver respecting Credit
                       Agreement dated as of September 7, 1994.

                10.3.1 1995 Amendment to the Incentive Stock Award Plan
                       effective as of November 9, 1995.

                10.4.4 1995 Amendment to the Stock Option Plan
                       effective November 9, 1995.

         (b) No reports were filed on Form 8-K during the quarter ended December 30, 1995.

Items 1, 2, 3, and 5 are not applicable


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)



Date        2/13/96              /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date         2/13/96             /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary






                               EXHIBIT INDEX

4.2.4 February 12, 1995 Waiver respecting Credit Agreement dated as of September 7, 1994

10.3.1 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995.

10.4.4     1995 Amendment to the Stock Option Plan effective November 9,
           1995.