Form 10-Q
period 1996-03-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1996-05-14
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

                               OR


[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________ to ____________

Commission File number  1-10095

                           DELTA WOODSIDE INDUSTRIES, INC.

     (Exact name of registrant as specified in its charter)


                     SOUTH CAROLINA                           57-
0535180
             (State or other jurisdiction of
(I.R.S. Employer
             Incorporation or organization)
Identification No.)


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

Common Stock, $.01 Par Value--24,459,651 shares as of May 4,
1996.


                              INDEX


DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                    Page


  Condensed consolidated balance sheets--
  March 30, 1996 and July 1, 1995                   3-4

  Condensed consolidated statements of income --
  Three and nine months ended March 30, 1996 and
  April 1, 1995.                                      5

  Condensed consolidated statements of cash
  flows-- Nine months ended March 30, 1996
  and April 1, 1995.                                  6

  Notes to condensed consolidated financial
  statements--March 30, 1996.                       7-8

Item 2.         Management's Discussion and Analysis of
     Results of Operations and Financial
     Condition                                     9-11


Part II.  OTHER INFORMATION


Item 1.                               Legal Proceedings       12

Item 2.                           Changes in Securities       12

Item 3.                 Defaults upon Senior Securities       12

Item 4.     Submission of Matters to a Vote of Security
     Holders                                         12

Item 5.                               Other Information       12

Item 6.                Exhibits and Reports on Form 8-K       12


SIGNATURES                                           13
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                         March 30,   July 1,
                                         1996         1995
                                        (Unaudited)
                                             (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $     1,766 $        719
  Accounts receivable:
    Factor                                  45,401       63,085
    Trade                                   72,705       64,143
                                           118,106      127,228

    Less allowances for doubtful
      accounts and returns                   4,335        5,634
                                           113,771      121,594

  Inventories
    Finished goods                         118,212      137,675
    Work in process                         64,839       58,806
    Raw materials and supplies              23,511       29,553
                                           206,562      226,034

  Prepaid and other current assets           8,983        8,951
  Deferred income taxes                      6,665        5,826

                                 TOTAL CURRENT ASSETS   337,747
363,124


PROPERTY, PLANT AND EQUIPMENT
  Cost                                     358,981      312,452
  Less accumulated depreciation            119,752      104,393
                                           239,229      208,059

EXCESS OF COST OVER ASSIGNED VALUE OF NET
  ASSETS ACQUIRED                           26,676       27,310
OTHER ASSETS                                10,884       11,803

                                          $614,536     $610,296










DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                          March 30,  July 1,
                                         1996          1995
                                         (Unaudited)
                                            (In thousands)

LIABILITIES AND SHAREHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Trade accounts payable                 $  51,295  $  50,593
Accrued and sundry liabilities              20,729     25,368
  Current portion of long-term debt        239,738        276

             TOTAL CURRENT LIABILITIES     311,762     76,237

LONG-TERM DEBT, less current portion           172    219,119

DEFERRED INCOME TAXES                       22,022     21,473

OTHER LIABILITIES AND DEFERRED CREDITS       7,407      6,968

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,459,651 shares
      at March 30, 1996 and 24,357,000
      shares at July 1, 1995                   245        244
  Additional paid-in capital               164,334    163,364
    Retained earnings                      108,594    122,891

                                           273,173    286,499

                                          $614,536   $610,296












See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                         Three Months Ended       Nine Months Ended
                                 March 30,   April 1,   March 30,   April 1,
                                  1996        1995        1996       1995
                                   (In thousands, except per share data)

Net sales                     $  143,269 $   150,894 $   434,870$   434,689
Cost of goods sold               131,117     127,138     386,340     363,873
Gross profit on sales             12,152      23,756      48,530      70,816

Selling, general and
  administrative expenses         19,958      18,572      54,097     55,195
Litigation charge (credit)                                (9,000)
Restructuring charge (credit)                                          (553)
                                  (7,806)       5,184       3,433     16,174

Other expense (income):
  Interest expense                  4,718       3,885      13,289     10,009
  Interest income
    and other                        (446)       (234)     (1,040)    (2,742)
                                    4,272        3,651     12,249      7,267

  INCOME (LOSS) BEFORE
      INCOME TAXES                (12,078)       1,533     (8,816)     8,907

Income taxes (benefit)             (3,419)         590     (1,851)     3,429

  NET INCOME (LOSS)         $      (8,659)$        943$    (6,965)$    5,478

Net income per share        $        (.35)  $      .04  $    (.28)$      .23

Dividends per share of
  common stock             $          .10   $      .10  $     .30 $      .30

Weighted average shares
  outstanding                      24,459       24,316     24,442    24,304












See notes to condensed consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             Nine Months Ended
                                              March 30,   April 1,
                                                1996        1995
                                               (In thousands)

OPERATING ACTIVITIES
  Net income (loss)                     $     (6,965)$       5,478
  Depreciation                                19,974        17,167
  Amortization                                 1,577         1,636
  Other                                       (1,366)       (3,106)
  Changes in operating assets and
    liabilities                               24,721       (30,338)

NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                   37,941        (9,163)

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases                                (53,737)      (21,883)
  Other                                        3,680         1,137

NET CASH (USED) BY INVESTING ACTIVITIES      (50,057)      (20,746)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit     229,663       238,792
  Principal payments on revolving line
    of credit                               (208,842)     (201,446)
  Scheduled principal payments of long-term
    debt and capital lease obligations          (182)         (756)
 Dividends paid                               (7,332)       (7,292)
  Other                                         (144)         (444)

NET CASH PROVIDED BY FINANCING ACTIVITIES     13,163        28,854

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  1,047        (1,055)

Cash and cash equivalents at beginning of period          719        2,077

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $    1,766$      1,022







See notes to condensed consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 30, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 1995.

NOTE B--SHORT-TERM DEBT

The Company has requested, and believes it will receive, a waiver from its lenders under the Credit Agreement with respect to defaults of the minimum tangible net worth requirement, and the ratio of adjusted pretax income to interest expense for the quarter ended March 30, 1996. Since the Company has not received a waiver, the debt has been classified as current in the accompanying financial statements.

On March 15, 1996 the Company amended and restated its Credit Agreement with certain banks. At March 30, 1996, certain accounts receivable, inventory, and equipment with a book value of $110,000,000, $134,000,000 and $166,000,000, respectively, served as collateral for the agreement. The agreement retains the overall borrowing limits described in the Company's annual report for fiscal 1995; however, the restated agreement further limits the amount of borrowing to percentages of assets pledged as collateral. At March 30, 1996 the borrowing limit based on assets pledged did not further limit borrowings under the agreement. The agreement increased restrictions on the payment of dividends, and at March 30, 1996, absent an event of default under the Credit Agreement, $2,555,000 could have been available for payment of dividends. The amount available for the payment of dividends is increased by one-half of net income, if all loan covenants are satisfied, and reduced by the payment of dividends. Interest rates under the amended agreement increased by approximately 150 basis points.

NOTE C--TAXES

The estimated effective tax rate for fiscal 1996 has deceased to 21% from an estimated tax expense rate of 43% in the fiscal year ended July 1, 1995. The decreased tax rate is a result of the effect of permanent tax differences on pretax losses. In addition, net losses are preventing the Company from recognizing the tax benefits of certain net operating losses which are due to expire this fiscal year, and has caused the Company to increase the allowance against the tax benefits of certain other net operating losses.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --Continued

March 30, 1996

NOTE D--OTHER

Results for the nine months ended March 30, 1996 include
$9,000,000 in credits to pretax income related to prior litigation charges. In the first nine months of fiscal 1995, the Company recognized certain life insurance proceeds which resulted in a pretax gain of $2,200,000.
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
       OPERATIONS AND FINANCIAL CONDITION

Net sales for the third fiscal quarter ended March 30, 1996 totaled $143,269,000, as compared to $150,894,000 in the prior year's third quarter, a decrease of 5%. Net losses were $8,659,000 for the quarter ended March 30, 1996, as compared to net income of $943,000 in the quarter ended April 1, 1995. On a per share basis, net losses were $.35 in the third quarter of fiscal 1996, as compared to net income of $.04 per share in the third quarter of fiscal 1995.

Through the nine months ended March 30, 1996, the Company's net sales totaled $434,870,000 as compared to $434,689,000 for the nine months ended April 1, 1995. Net losses for the nine months ended March 30, 1996, were $6,965,000 as compared to net income of $5,478,000 for the nine months ended April 1, 1995. Results for the nine months ended March 30, 1996, include $9,000,000 in credits to pre-tax income related to prior litigation charges. On a per share basis, losses were equal to $.28 per share in the nine months ended March 30, 1996, as compared to earnings per share of $.23 for the nine months ended April 1, 1995.

Consolidated gross profit margin was 8.5% in the quarter ended
March 30, 1996, as compared to 15.7% in the quarter ended April
1, 1995.

The Company's order backlog at March 30, 1996 totaled $146.3 million, a decrease of 9% from order backlogs at April 1, 1995.

Net sales in the textile segment totaled $84.9 million in the quarter ended March 30, 1996, down 10% from the comparable quarter of last fiscal year. Sales of woven fabrics declined 4% due to lower unit volume. Sales of knitted fabrics declined 26% as a result of lower unit prices and lower unit volume. Gross profit margins in the textile segment were 1% in the most recent quarter as compared to 10% in the same quarter of fiscal 1995. Gross margins for woven textiles were less than 1/2 point lower, due principally to lower unit production volume. Gross margins for knitted textiles were 27.5 margin points worse, due to lower unit prices and to fixed costs not absorbed by lower production levels. In addition, knitted textile margins were adversely impacted in the most recent quarter by high costs of cotton acquired in calendar 1995. Order backlogs for the textile segment totaled $87.7 million at March 30, 1996, down 17% from the order backlogs at April 1, 1995. At these same comparative dates, order backlogs for woven textile were about 18% lower and for knitted textiles about 9% lower. The Company expects that production levels for woven textiles in the fourth quarter ending June 29, 1996 will be lower than they were in the quarter ended March 30, 1996, and that production levels for knitted textiles will be higher. The knitted textile operations is still holding high cost cotton acquired in calendar 1995 which the Company expects to be consumed in the quarter ending June 29, 1996. In the quarter ended March 30, 1996, the textile segment contributed 59% and 8% of the Company's consolidated net sales and gross profits, respectively.

Net sales in the Company's apparel segment in the quarter ended March 30, 1996, totaled $49.8 million, up 3% from apparel segment sales for the quarter ended April 1, 1995. Sales of apparel to distributors, screen printers, and private label customers were up 18% on higher units offset by lower average unit prices, while sales of Duck Head branded apparel were down 16% as a result of lower unit volume and lower average unit selling prices. The Company believes that the Duck Head lower unit volume in the latest quarter reflected the relatively poor apparel activity at retail in the last quarter of calendar 1995. Gross margins in the apparel segment were 17% in the quarter ended March 30, 1996, as compared to 24% in the quarter ended April 1, 1995. Gross margins on sales to distributors, screen
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

printers, and private label customers were down 3.8 margin points due to lower prices for T-shirts. Gross margins on sales of Duck Head branded apparel were down 9.5 margin points due principally to fixed costs not absorbed by low levels of production and to increased sales of old Duck Head inventory at relatively lower prices. Order backlogs for the apparel segment at March 30, 1996 totaled $54.0 million, up 9% from apparel segment order backlogs at April 1, 1995. At these same comparative dates, order backlogs for products sold to distributors, screen printers and private label accounts were up 18% and order backlogs for Duck Head branded apparel were down 10%. For the quarter ended March 30, 1996, the apparel segment contributed 35% and 69% of the Company's consolidated net sales and gross profits, respectively.

Sales in the Company's Other segment increased 13% in the quarter ended March 30, 1996, as compared to sales in the quarter ended April 1, 1995. Gross profit margins in the Other segment decreased 3% in the same comparative time periods. Order backlogs for the Other segment were 9% lower at March 30, 1996, than at April 1, 1995. The contribution of the Company's Other segment to consolidated net sales and gross profit was 6% and 23%, respectively.

Selling, general, and administrative expenses were $1.4 million higher in the quarter ended March 30, 1996 than in the quarter ended April 1, 1995. This increase was in the apparel segment, caused principally by costs related to opening and operating clearance stores for old Duck Head inventory and to the opening of Duck Head's new distribution center in Winder, GA.

The Company's consolidated inventories at March 30, 1996 totaled $206.6 million as compared to $226.0 million at July 1, 1995. During the quarter, the Company operated many of its manufacturing facilities at less than capacity in an attempt to lower inventories in the face of slow incoming orders. The Company intends to continue this policy in the quarter to end June 29, 1996. Although apparel inventories continued to decline through the latest fiscal quarter, the Company is continuing to evaluate the adequacy of its reserves for its branded apparel inventories.

On March 15, 1996 the Company amended and restated its Credit Agreement with certain banks. At March 30, 1996, certain accounts receivable, inventory, and equipment with a book value of $110,000,000, $134,000,000 and $166,000,000, respectively, served as collateral for the agreement. The agreement retains the overall borrowing limits described in the Company's annual report for fiscal 1995; however, the restated agreement further limits the amount of borrowing to percentages of assets pledged as collateral. At March 30, 1996 the borrowing limit based on assets pledged did not further limit borrowings under the agreement. The agreement increased restrictions on the payment of dividends, and at March 30, 1996, absent an event of default under the Credit Agreement, $2,555,000 could have been available for payment of dividends. The amount available for the payment of dividends is increased by one-half of net income, if all loan covenants are satisfied, and reduced by the payment of dividends. Interest rates under the amended agreement increased by approximately 150 basis points.

At a meeting of the Company's Board of Directors on May 9, 1996, the decision was made to suspend the quarterly dividend until the Company's financial results improve. Future dividend policy will depend upon the Company's ability to produce adequate cash flows in future quarters.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

The Company has requested, and believes it will receive, a waiver from its lenders under the Credit Agreement with respect to defaults of the minimum tangible net worth requirement, and the ratio of adjusted pretax income to interest expense for the quarter ended March 30, 1996. Since the Company has not received a waiver, the debt has been classified as current in the accompanying financial statements.

The estimated effective tax rate for fiscal 1996 has decreased to 21% from an estimated tax expense rate of 43% in the fiscal year ended July 1, 1995. The decreased tax rate is a result of the effect of permanent tax differences on pretax losses. In addition, net losses are preventing the Company from recognizing the tax benefits of certain net operating losses which are due to expire this fiscal year, and has caused the Company to increase the allowance against the tax benefits of certain other net operating losses.

Pending satisfaction of the loan covenants at March 30, 1996 the Company had $17.9 million available for additional borrowing under the credit facility. The Company believes that cash flow generated by its operations and, upon receipt of requested waiver from its lenders, funds available under the existing credit facilities should be sufficient to service its bank debt and to satisfy its day-to-day working capital needs.



































PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities*

Item 3.   Defaults upon Senior Securities

                    The Company is a party to an Amended and Restated Credit Agreement, dated as of March 15, 1996 (the "Credit Agreement") which permits aggregate borrowings (subject to certain conditions, such as there being an Event of Default as defined, and limitations) of $263,500,000. The covenants contained in the Credit Agreement respecting minimum tangible net worth and the ratio of adjusted pretax income to interest expense were not satisfied as of March 31, 1996. The lenders party to the Credit Agreement have not waived these Events of Default.

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                              4.4  Amended and Restated Credit
                    Agreement dated as of March 15, 1996 among Delta Woodside Industries, Inc., the Lenders named therein, and NationsBank, N.A. , as Agent (with exhibits and schedules omitted) together with forms of Promissory Notes, Subsidiary Guaranty, Borrower Security Agreement, Subsidiaries Security Agreement and certain other documents. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to the Credit Agreement upon request of the Commission.

               (b)  No reports were filed on Form 8-K during the
          quarter ended March      30, 1996.














Items 1, 2, 4 and 5 are not applicable

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.

                                 (Registrant)



Date        May 14, 1996         /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date        May 14, 1996         /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary
























                          EXHIBIT INDEX


4.4       Credit Agreement dated as of March 15, 1996









































































                           EXHIBIT 4.4