Form 10-K
period 1996-06-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1996-09-27
CIK 806624

:
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 1996

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


                                        Exhibit Index at Page No.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes    X                  No.

Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K (229.405 of this chapter)
is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K [    ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 1996 was :

     Common Stock, $.01 par value  -  $76,882,739

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 20, 1996 was:

     Common Stock, par value $.01           24,511,309

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's
Annual Report to shareholders for the fiscal year ended June 29, 1996 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 7, 1996 are incorporated by reference into
Part III.
Item 1  BUSINESS

General

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Hammond Square, Suite 200, Greenville, South Carolina 29601 (telephone number: 864-232-8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     The Company manufactures and markets woven and knitted fabrics and apparel. The Company's textile segment produces a range of cotton, synthetic and blended fabrics, woven and knit, which are sold for the ultimate production of apparel, home furnishings and other products. The Company's apparel segment produces woven and knit apparel, including the "Duck Head" (Reg. trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. The Company also operates 41 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products and other woven and knit casualwear produced by the "Duck Head" division and other manufacturers. The Company also manufactures and distributes physical fitness equipment under the "Nautilus" (Reg. trademark) name. The Company has operations in 13 states, Costa Rica and Honduras, and employs approximately 7,400 employees.

      Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986 and whose subsidiaries' businesses were acquired beginning in 1984. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

Products, Marketing and Manufacturing

     The Company conducts its textile fabrics operations through the Delta Mills Marketing (woven fabrics) and Stevcoknit (knitted fabrics) divisions. It conducts its woven and knit apparel operations through the "Duck Head" and "Delta Apparel" (Reg. trademark) divisions. The Company also manufactures and sells fitness equipment through the "Nautilus" (Reg. trademark) division, and licenses the use of both the "Duck Head" and "Nautilus" trademarks through International Apparel Marketing Corporation (70% owned). Each division has its own management and employees and operates independently of the other divisions. Intersegment sales accounted for no more than approximately 4% of total sales for fiscal 1996, 1995 and 1994.

     Fabrics produced by Delta Woodside are either woven or knitted and are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fiber and synthetic filament yarns are purchased from a smaller number of competitive suppliers.

     The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers, including Levi, Haggar and Farah and private label apparel manufacturers for J.
Item 1 (Continued)

C. Penney, Sears and other retailers. The Company's knitted fabrics are sold for production of apparel to other branded and private label manufacturers. Apparel products are sold primarily to department and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers, to distributors and to screen printers.

     Textile Segment

     The textile segment manufactures and markets woven and knitted fabrics to manufacturers of apparel and home furnishings and other products. The Company's net sales of woven fabrics were $294 million, $291 million and $289 million and the Company's net sales of knit fabrics were $83 million, $103 million and $103 million, during fiscal 1996, 1995 and 1994, respectively.

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

     The woven fabrics operation manufactures bottom-weight woven fabrics sold in a finished state for use in the manufacture of men's and women's apparel and professional uniforms.

     Finished woven fabrics produced by the division are primarily sold directly to major apparel manufacturers. The division's marketing efforts focus on four primary apparel manufacturing groups: women's apparel, including fashion apparel; men's apparel; career apparel and uniforms; and military and other government uniforms and apparel. The division also engages in commission finishing, whereby it finishes fabric for converters. The woven fabrics operation sells and distributes its fabrics through Delta Mills Sales Company, a marketing office based in New York City, with sales agents also operating from Atlanta, Dallas, Los Angeles and San Francisco. Delta Mills Sales Company also has international sales agents in the United Kingdom and Hong Kong.

     Approximately 69% of the division's finished woven fabrics are made from cotton or cotton/synthetic blends, while approximately 31% are made from spun synthetics, including varying blends of rayon, polyester and wool. Finished woven fabrics are principally woven according to projected sales based on strong indications from major customers, but finished according to specific purchase orders. The division's production of cotton and cotton/synthetic blend finished woven fabrics is largely integrated, with the division performing most of its own spinning and substantially all of its own weaving and finishing.
The production of spun synthetic finished woven fabrics is fully integrated, with various plants in the division involved in spinning, weaving and finishing. With its printing capability, the Company believes that the division is the only substantially vertically integrated producer of battle dress camouflage military fabrics in the United
States. The Company expects that its finished woven all cotton facilities will run at near full capacity during fiscal 1997.
However, woven synthetic facilities are not expected to run full schedules during fiscal 1997.

     At one plant, the division also produces a variety of unfinished light-weight woven fabrics sold for ultimate use in manufacturing apparel such as blouses, dresses and linings, in manufacturing home furnishings, including draperies, curtains and comforters, and in medical and industrial products. Fabrics include 100% polyester, 100% rayon, polyester/rayon blends, textured polyester and other "semi-fancy" fabrics of more complicated construction. The unfinished operation currently is running at full production capacity.

     Stevcoknit (Knitted Fabrics). Stevcoknit, through 4 plants, spins yarn, knits and finishes a wide range of circular knit fabrics for use in the manufacture of knit apparel, and also provides yarn to the Company's apparel segment.

     Stevcoknit products are marketed to numerous apparel manufacturers through marketing staffs employed by Stevcoknit Marketing Company in New York City and Los Angeles, with sales personnel also located in North Carolina, Georgia and Dallas. To further promote sales of Stevcoknit's fabrics to apparel manufacturers, the marketing staff of Stevcoknit Marketing Company also contacts major retailers of products manufactured from the division's knitted fabrics. Discussions with these retailers provide information relating to fabric quality and trends in style and color. In addition to its sales to apparel manufacturers, the division also sells prepared for print fabrics to converters and printers through a broker. Certain knitting operations are scheduled according to projected sales, but most knitting and finishing of the fabrics are performed to specific customer orders.

     The operations within the knitted fabrics operation are largely integrated. Various plants are equipped to perform all stages of the manufacturing process, from carding the raw fiber stock to dyeing and finishing the final fabric product. The fabrics produced by this segment are manufactured primarily by using 100% cotton and polyester/cotton blends. The Stevcoknit operation is currently running at less than full capacity.

     Apparel Segment

     The apparel segment produces and markets both woven apparel and knit apparel. The segment's products include woven apparel marketed under the "Duck Head" line of men's and boys' casualwear, which includes pants, shorts and shirts. Knit apparel products include T-shirts and sweatshirts which are sold under the labels of "Duck Head", "Delta Apparel", and various private labels.

     "Duck Head" Apparel. The division produces a line of men's and boys' casual apparel, sold under the "Duck Head" label, including pants, shorts, shirts and accessories. This division also sells a relatively small amount of men's and boys' woven uniform, sportswear and casualwear under the private labels of its customers. The division also licenses various other categories of apparel and accessories.

     "Duck Head" labeled products are primarily marketed by sales staff employed by Duck Head Marketing Company to regional and national retailers with stores in the South and South Atlantic regions. The "Duck Head" trademark has been associated with apparel for many decades, but has traditionally been marketed primarily to a Southeastern customer base. The Company acquired the brand in February 1989. The division sells its "Duck Head" products primarily to regional and national department store groups as well as specialty apparel retailers and through Company-operated outlet stores. The division currently displays "Duck Head" products in "Duck Head" shops within some department stores. The "shop" display format of an entire line of sportswear in a dedicated section of a store's sportswear department is used by the major national sportswear brands.
Gross sales of "Duck Head" labeled products were approximately
$79 million, $81 million and $95 million during fiscal 1996, 1995, and 1994, respectively.

     "Duck Head" Apparel operates a total of 5 facilities located in Georgia and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" is now acquiring less than one-half of its finished products from other companies throughout the world. This outside production takes the form of sewing fabric parts cut at "Duck Head" facilities, cutting and sewing with fabric and patterns supplied by "Duck Head", or providing finished garments made to "Duck Head" specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. All of the products are warehoused in the division's owned facilities.

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

The "Duck Head" division has 41 outlet stores in 11 states that sell principally closeout and irregular "Duck Head" products.
These stores also sell a small amount of apparel items manufactured by other companies.

     "Delta Apparel". "Delta Apparel", which is headquartered in Duluth, Georgia, operates a total of 7 facilities and produces knitted T-shirts and sweatshirts. The division markets its products primarily to companies that screen print shirts for resale and to distributors. Net sales in this division were $123 million, $102 million and $84 million during fiscal 1996, 1995, and 1994, respectively.

     The division's knit apparel marketing is performed by sales personnel of Delta Apparel Marketing Company with sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores and the mass marketers such as discount houses. This operation also utilizes independent sales representatives to sell to distributors and screen printing companies. Some knit apparel items are inventoried to permit quick shipment and to level production schedules. Special fashion knit apparel items and customer private label knit apparel styles generally are made only to order.

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

     Private Label Division. During fiscal 1996, the Company established a new Private Label Division with the intent of marketing finished garments utilizing fabrics made in our Stevcoknit division and assembled outside the U.S.

     Fitness Equipment

     "Nautilus" Fitness Equipment. Nautilus produces weight resistance and aerobic equipment for the institutional, medical and home markets. The current product line in the weight resistance category is called the "Next Generation", which consists of 39 individual machines that exercise the various muscle groups. Nautilus also produces an exclusive line of 30 weight resistance machines for women called "Nautilus for Women". Nautilus also manufactures Power Plus and Free Weight equipment which consists of 45 Machines. As a supplement to the weight resistance line, Nautilus produces five versions of a multi-station machine that serve those markets that have space and budget limitations. Nautilus currently produces seven aerobic machines for the institutional market: three recumbent bikes, two stairclimbers, a treadmill and a skate machine.

     Nautilus historically has been focused on the institutional market and targets health clubs, the public sector, YMCAs and similar institutions and the medical, amenity and corporate markets. After extensive review, the Company has decided to defer its entry into the consumer market.

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

     There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics area, none of which dominates the market. The Company believes that it has a strong competitive position with respect to the manufacture of spun synthetic slack-weight and skirt-weight woven fabrics, as well as all cotton bottom-weight sportswear fabrics.

     The unfinished woven fabrics' operation is a major supplier of both polyester/rayon print cloth used in home furnishings and women's blouses and acetate fabric used in apparel linings and surgical tapes. There are several major domestic competitors in these markets but no company dominates any of these businesses.

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

     The apparel segment competes with numerous domestic and foreign manufacturers of branded and private label apparel. Foreign competition has been an increasingly significant factor in the apparel manufacturing industry, particularly with respect to items that require labor-
Item 1 (Continued)

intensive production, such as shirts and jackets, and high cost luxury items. Although domestic apparel companies must compete to some extent on a price basis with foreign competition, the Company's management believes that domestic apparel companies can best compete by selling branded products, by manufacturing off-shore, by offering product flexibility, by responding quickly to changes in consumer demand and by providing more timely deliveries. The latter characteristics permit retailers to reduce their inventory costs and lower the risk that product availability will not match consumer demand. The Company's operations are oriented toward providing its apparel segment and the customers of its textile segment with all or some of these competitive advantages. The Company believes that it and its domestic customers can address quality control problems more easily than can manufacturers and distributors of foreign products. Furthermore, the customers of foreign suppliers generally face letter of credit fees, and occasionally face delivery delays and claims resolution difficulties.

     The Company believes that several aspects of its operations may mitigate some of the problems posed by competition within the domestic textile and apparel industries. The variety of the Company's products offers some degree of protection against the cyclical nature of the business of individual products. Management of the Company believes that the percentage of its production cost attributable to labor is comparable to that of its domestic competitors. Other competitive strengths include: the ability to produce special fabrics such as textured blends; the modern equipment in several of its plants; and the Company's achievement of substantial vertical integration in its various divisions.

     Nautilus competes in the institutional fitness market which is fragmented and highly competitive. The fitness equipment industry generally competes for business on price, quality, specifications and service. Management of the Company believes that Nautilus has a strong competitive position because of its high name recognition in markets and its reputation for high quality and durable equipment.

Employees

     The Company has approximately 7,400 employees.  The
Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

     The subsidiary that conducts the finished woven fabrics operations is subject to a Consent Order with the South Carolina Department of Health and Environmental Control dated September 26, 1985, which was executed prior to Delta Woodside's acquisition of the business. Pursuant to the Consent Order, which arose from a determination that several private drinking wells in the area of two of the subsidiary's plants had been contaminated, the subsidiary has discontinued the operation near these plants of a large spray field into which waste water sludge had been disposed and has placed into operation for such purpose a new and larger spray field. Delta Woodside expects that any continuing expenditures to comply with the Consent Order will be immaterial in amount.

     Some of the Company's plants have been unable to comply with the acute toxicity limits contained in the National Pollutant Discharge Elimination System (NPDES) permits held by the Company. With respect to certain such plants in North Carolina, the Company signed a Special Order by Consent with the North Carolina Department of Environmental Health and Natural Resources (DEHNR) which required the plants to achieve compliance with the acute toxicity limits . The Special Order by Consent has been amended to require the plants to achieve compliance by October 1, 1997. With respect to certain South Carolina plants, the Company is working with the appropriate state agency in developing a corrective action plan for addressing the toxicity issue. The Company has implemented several courses of action in an effort to achieve compliance with its NPDES permits. Although there is no assurance that the Company will be successful in this regard, it does not currently believe that the matter will have a material adverse impact on the Company.

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

     Information contained under the subheading "Environmental
Matters" in Management's Discussion and Analysis of Results of
Operations and Financial Condition incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

Industry Segment Information

     Segment information made part of Note G of the Company's consolidated financial statements for the fiscal year ended June
29, 1996 is incorporated herein by reference.

Other

     Information concerning order backlogs in Management's
Discussion and Analysis of Results of Operations and Financial
Condition," Consolidated Company Results, Fiscal 1996 Versus
Fiscal 1995" incorporated into Item 7 of this Form 10-K incorporated herein by reference.
Item 2. PROPERTIES

    The following table provides a description of Delta
Woodside's principal production and warehouse facilities.
                                                      Approximate
                                                        Square     Approximate
          Location                     Utilization     Footage       Acreage

Textile Segment

Beattie Plant, Fountain Inn, SC          spin/weave       390,000       112
Furman Plant, Fountain Inn, SC           weave            116,000        21
Distribution Center, Greenville, SC      warehouse         88,000        12
Estes Plant, Piedmont, SC (4)            spin/weave       332,000       114
Delta 3 Plant, Wallace, SC               dye/finish       555,000       527
Cypress Plant, Pamplico, SC              spin             144,000         4
Pamplico Plant, Pamplico, SC             spin/weave       275,000       520
Delta 2 Plant, Wallace, SC               dye/finish       347,000       295
Catawba Plant, Maiden, NC                spin             115,000        34

Carter Plant, Wallace, NC                dye/finish       485,000        72
Holly Plant, Wallace, NC                 knit/finish      224,000         3
Rainsford Plant, Edgefield, SC           spin             296,000        21
Mickel Plant, Spartanburg, SC            spin             207,000        14

Apparel Segment

Maiden Plant, Maiden, NC            knit/dye/finish/cut   305,000        45
Washington Plant, Washington, GA         sew              129,800         6
Sandersville Plant, Sandersville, GA     sew               27,000         5
Distribution Center, Knoxville, TN       distribution     550,000        21
Decatur Plant, Decatur, TN (2)           sew               75,000        11
Ashburn Plant, Ashburn, GA (1)           sew               43,000         7
Honduras Plant, San Pedro Sula,
  Honduras(1)                            sew               70,000         2

Monroe #3, Monroe, GA                    cut               52,000         7
Monroe #2, Monroe, GA                    sew               93,000         8
Harmony Plant, San Jose, Costa Rica      sew               14,000
San Jose Plant, San Jose, Costa Rica (1) sew               60,000         6
316 Distribution Center, Winder, GA      warehouse        200,000
Various (3)                              stores

Fitness Equipment Division
Independence, VA                         manufacturing    251,000        54
Independence, VA (1)                     manufacturing    33,678

(1)  Leased facility.
(2) The "Duck Head" Outlet Stores lease a portion of the facility for retail sales.
(3) The "Duck Head" Outlet Stores Operation leases 41 facilities in 13 states, which leased space is approximately 121,000 square feet. These leases expire at various dates through 2005.
(4) Title to these facilities are held by the county under a fee-in-lieu arrangement.

     Except as noted above all of the above production and warehouse facilities are owned by Delta Woodside or one of its subsidiaries, subject in certain cases to various outstanding mortgages and security interests. The apparel segment's San Jose plant in San Jose, Costa Rica is leased on a month-to-month basis, the Ashburn Plant in Ashburn, Georgia has a lease which expires in February 1999 and the Honduras Plant has a lease which expires in November 2000.

     Delta Woodside leases corporate and division administrative offices in Greenville, South Carolina. The lease on the corporate offices expires December 1997 and leases on the administrative offices expire in 2008. Sales offices are leased in or near Charlotte, New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles with leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes, with the exception of plants affected by the Company's modernization program, that its finished woven all cotton plants and finished woven synthetic plants are operating virtually at full production capacity while its unfinished woven fabrics operations are operating at slightly less than full production capacity. Although the Company expects greater utilization of textile capacity in fiscal 1997 than in fiscal 1996, the Company expects both the woven and knit operations to run at less than full capacity in fiscal 1997. During fiscal 1996, the Company established a new sewing operation for knit apparel items in Honduras. The plant began producing garments in September 1995. In June 1996 the plant was running at 55% of capacity with full capacity expected by February 1997. Various factors affect the relative use by the Company's apparel segment of its own facilities and outside contractors in the various apparel production phases. This segment is currently using all its internal production capacity. The fitness equipment operation is operating at approximately 75% of its production capacity as a result of new building space in excess of the current volume.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1996 fiscal year.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 29, 1996 is incorporated herein by reference.

Item 6.   SELECTED FINANCIAL DATA

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 29, 1996 is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 10 (exclusive of graphs) of the Company's annual shareholders' report for the year ended June 29, 1996 is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements included on pages 14 through 27 of the Company's annual shareholders' report for the year ended June 29, 1996 are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" and "Executive Officers".

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

4.2            Amended and Restated Credit Agreement
               dated as of March 15, 1996 among Delta Woodside
               Industries, Inc., the Lenders named therein, and NationsBank, N.A. as Agent (with exhibits and schedules omitted) together with forms of Promissory Notes, Subsidiary Guaranty, Borrower Security Agreement, Subsidiaries Security Agreement and certain other documents: Incorporated by reference to Exhibit 4.4 to the Form 10-Q of the Company for the quarterly period ended March 30, 1996. The Company agrees to furnish supplementally to the Securities and Exchange
               Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.1          Amendment and Waiver Agreement dated as
               of May 20, 1996, by and among Delta Woodside
               Industries, Inc., the guarantors identified on the signature pages attached thereto and the lenders and agents thereto: Incorporated by reference to
               Exhibit 4.4.1 to the Form 8-K of the Company with date of May 28, 1996 (the "May 1996 8-K"). The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.2          Pledge Agreement dated as of May 20,
               1996 by and among Delta Woodside Industries, Inc., the guarantors from time to time party thereto and NationsBank, N.A., in its capacity as agent for the lenders from time to time party to the Credit Agreement described therein: Incorporated by reference to Exhibit 4.4.2 to the May 1996 8-K.
               The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

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

10.3.1**       1995 Amendment to the Incentive Stock Award
               Plan effective as of November 9, 1995:
               Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of the Company for the quarterly period ended December 30, 1995 (the "December 1995 10-
               Q").

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

10.4.4**       1995 Amendment to the Stock Option Plan
               effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the December 1995
               10-Q.

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

10.8.1**       Directors Stock Acquisition Plan:
               Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

10.8.2** Amendment of Director Stock Acquisition Plan, dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9           See Exhibits 4.2, 4.2.1 and 4.2.2.

13             Annual Report to Shareholders of the
               Company for the fiscal year ended June 29, 1996.

21             Subsidiaries of the Company.

23.1           Report on Schedule and Independent
               Auditors' Consent for the years ended June 29, 1996 and July 1, 1995.

23.2           Independent Auditors' Consent for the
               year ended July 2, 1994.

23.3           Report of Independent Auditors for the
               year ended July 2, 1994.

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

               (b)  Reports on Form 8-K

                    During the fourth quarter of the fiscal year ended June 29, 1996, the Company filed Form 8-K with date of May 28, 1996, which reported the following items:

                    Item 5.     Other Events
                    Item 7.     Financial Statements and Exhibits

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

                                   DELTA WOODSIDE INDUSTRIES, INC.


               9/26/96                      /s/ E. Erwin Maddrey, II
                Date                        E. Erwin Maddrey, II
                                            President, Chief Executive Officer
                                            and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy                 9/26/96        /s/ E. Erwin Maddrey     9/26/96
C. C. Guy                       Date         E. Erwin Maddrey, II       Date
Director                                     President, Chief Executive Officer
                                             and Director


/s/ James F. Kane             9/26/96        /s/ Bettis C. Rainsford  9/26/96
James F. Kane                  Date          Bettis C.Rainsford         Date
Director                                     Executive Vice President,
                                             Chief Financial Officer, Treasurer
                                             and Director


/s/ Max Lennon                9/26/96        /s/ Douglas J. Stevens   9/26/96
Max Lennon                     Date          Douglas J. Stevens         Date
Director                                     Controller and Assistant Secretary


/s/ Buck A. Mickel            9/26/96
Buck A. Mickel                 Date
Director


/s/ Buck Mickel               9/26/96
Buck Mickel                    Date
Director
                             EXHIBIT INDEX


13 Annual Report to Shareholders of the Company for the fiscal year ended June 29, 1996.

21        Subsidiaries of the Company.

23.1 Report on Schedule and Independent Auditors' Consent for the years ended June 29,1996 and July 1, 1995.

23.2      Independent Auditors' Consent for the year ended July 2,1994.

23.3      Report of Independent Auditors for the year ended July 2,1994.

27        Financial Data Schedule.




                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a) (1) and (2), (c) and (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED JUNE 29, 1996

                    DELTA WOODSIDE INDUSTRIES, INC.

                      GREENVILLE, SOUTH CAROLINA




                                  F-1

FORM 10-K--ITEM 14(a)(1) AND (2)

DELTA WOODSIDE INDUSTRIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Delta Woodside
Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 29, 1996 are incorporated by reference in Item 8:

     Consolidated balance sheets--June 29, 1996 and July 1, 1995.

     Consolidated statements of operations--Years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Consolidated statements of shareholders' equity--Years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Consolidated statements of cash flows--Years ended June 29, 1996, July 1, 1995 and July 2,1994.

     Notes to consolidated financial statements.

The following consolidated financial statement schedule of Delta
Woodside Industries, Inc. is included in Item 14(d):

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

Deducted from asset accounts
  Allowance for doubtful accounts:
Year ended June 29, 1996          $ 5,634,000    $ 2,577,000     $  695,000(2)      $ 2,648,000(1)    $ 6,528,000

Year ended July 1, 1995           $ 3,275,000    $ 3,311,000     $   36,000(2)      $   988,000(1)    $ 5,634,000

Year ended July 2, 1994           $ 5,537,000    $ 3,886,000     $(1,658,000)(2)    $ 4,490,000(1)    $ 3,275,000

 Inventory reserves:
Year ended June 29, 1996          $14,052,000   $26,827,000                                           $40,879,000


NOTES:
(1)  Uncollectible accounts written off.
(2)  Net change in sales allowances charged to income as a reduction of sales.


