Form 10-Q
period 1996-09-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1996-11-12
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1996

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


                              864\232-8301
             Registrant's telephone number, including area code


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

Common Stock, $.01 Par Value-- 24,511,196 shares as of October 21, 1996.


                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                             Page


  Condensed consolidated balance sheets--
  September 28, 1996 and June 29, 1996                        3-4

  Condensed consolidated statements of income --
  Three months ended September 28, 1996 and
  September 30, 1995                                            5

  Condensed consolidated statements of cash
  flows-- Three months ended September 28, 1996
  and September 30, 1995                                        6

  Notes to condensed consolidated financial
  statements--September 28, 1996                                7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition        8-9


Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                    10

Item 2.   Changes in Securities                                10

Item 3.   Defaults upon Senior Securities                      10

Item 4.   Submission of Matters to a Vote of Security
          Holders                                              10

Item 5.   Other Information                                    10

Item 6.   Exhibits and Reports on Form 8-K                     10


SIGNATURES                                                     11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                   September 28,  June 29,
                                        1996        1996
                                      (Unaudited)
                                          (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $   20,363  $   6,271
  Accounts receivable:
    Factor                               64,719     63,194
    Trade                                55,733     65,230
                                        120,452    128,424
    Less allowances for doubtful
           accounts and returns           5,088      6,258
                                        115,364    122,166

  Inventories
    Finished goods                       63,676     64,122
    Work in process                      67,136     60,739
    Raw materials and supplies           18,673     16,197
                                        149,485    141,058
  Prepaid and other current assets        2,019     10,258

        TOTAL CURRENT ASSETS            287,231    279,753

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  373,564    357,613
  Less accumulated depreciation         143,566    136,879
                                        229,998    220,734

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                26,254     26,464
OTHER ASSETS                             10,739     10,765

                                       $554,222   $537,716



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                        September 28,  June 29,
                                             1996        1996
                                          (Unaudited)


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                 $  50,314    $  41,779
  Accrued and sundry liabilities            33,975       28,261
  Current portion of long-term debt        242,222      242,361

         TOTAL CURRENT LIABILITIES         326,511      312,401

LONG-TERM DEBT, less current portion           154          283

OTHER LIABILITIES AND DEFERRED CREDITS       7,955        7,697

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,511,000 shares
      at September 28, 1996 and 24,460,000
      shares at June 29, 1996                  245          245
  Additional paid-in capital               164,434      164,170
  Retained earnings                         54,923       52,920

                                           219,602      217,335

                                          $554,222     $537,716


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended
                                      September 29,    September 30,
                                          1996             1995
                                   (In thousands, except per share data)


Net sales                             $  144,521    $  141,043
Cost of goods sold                       119,293       120,279
Gross profit on sales                     25,228        20,764
Selling, general and administrative
  expenses                                18,354        14,882

                                           6,874         5,882

Other expense (income):
  Interest expense                         5,172         4,087
  Interest income and other                 (451)         (540)
                                           4,721         3,547

  INCOME BEFORE INCOME TAXES               2,153         2,335

Income taxes                                 150         1,008

NET INCOME                          $      2,003   $     1,327

Net income per share                $        .08   $       .05

Dividends per share of common stock                $       .10

Weighted average shares outstanding       24,510        24,409


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                            September 28,  September 30,
                                               1996            1995
                                               (In thousands)

OPERATING ACTIVITIES
  Net income                                    $    2,003  $   1,327
  Depreciation                                       6,687      6,643
  Amortization                                         498        517
  Other                                                408       (578)
  Changes in operating assets and liabilities       14,715      4,773

NET CASH  PROVIDED BY OPERATING ACTIVITIES          24,311     12,682

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases                                       (9,640)   (28,401)
  Other                                                (39)       (52)

NET CASH (USED) BY INVESTING ACTIVITIES             (9,679)   (28,453)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit             1,030     65,796
  Principal payments on revolving line of credit (1,485) (47,391) Scheduled principal payments of long-term
    debt and capital lease obligations                 (77)       (80)
  Dividends paid                                               (2,441)
  Other                                                 (8)        (7)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (540)    15,877

INCREASE IN CASH AND CASH EQUIVALENTS               14,092        106
Cash and cash equivalents at beginning of period     6,271        719

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  20,363  $     825


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 28, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 1996.

NOTE B--SHORT-TERM DEBT

The Company is negotiating with certain lenders to replace its existing Credit Facility with one which would have greater credit availability and different financial covenants. The existing Credit Facility requires certain financial ratios and imposes certain loan limitations which the Company has not satisfied. Because the Company is in default under the terms of the agreement, the Credit Facility has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.

NOTE C--TAXES

The estimated effective tax rate for fiscal 1997 is 7% as compared to an effective rate of 25% for the fiscal year ended June 29, 1996. The lower tax rate is primarily a result of positive pretax earnings expectations in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the first quarter ended September 28, 1996 totaled $144,521,000, as compared to $141,043,000 in the prior year's first quarter, an increase of 2%. Net income was $2,003,000 for the quarter ended September 28, 1996 as compared to $1,327,000 for the quarter ended September 30, 1995. On a per share basis, net income was $.08 per share on the 24,510,000 average shares outstanding, as compared to $.05 per share on the 24,409,000 average shares outstanding in the first quarter of fiscal 1996.

Consolidated gross profit margin was 17% in the quarter ended September 28, 1996, as compared to 15% in the quarter ended September 30, 1995. During the first quarter of fiscal 1997, 52% of the Company's gross profit came from the textile segment compared to 41% in the first quarter of fiscal 1996. Apparel segment gross profit as a percent of total gross profit declined from 47% in the first quarter of fiscal 1996 to 40% in fiscal 1997.

Net sales in the textile segment totaled $94 million in the quarter ended September 28, 1996 up 4% from the same quarter of the prior year. Sales of woven fabrics were down 4% due to fewer units sold, but at slightly higher average unit prices. Sales of government fabrics decreased while sales to commercial accounts increased.
Gross profit on sales of woven fabrics increased as the major part of the disruptions arising from the extensive plant renovation and modernization program is largely complete. The Company is still working on the second half of the modernization project in the Beattie spinning and weaving mill in Fountain Inn, South Carolina, but expects this phase to be completed early in calendar 1997. Sales of knitted fabrics increased from $16 million in the first quarter of fiscal 1996 to $22 million in the first quarter of fiscal 1997. The knitted textile division continued to show an operating loss, but the loss in the quarter just ended was less than in the same quarter of last fiscal year. Expenses in the most recent quarter include certain unexpected costs associated with interruption of operations in Wallace, North Carolina, from Hurricane Fran in September 1996. Order backlogs in the textile segment were $94 million, down slightly from the same time last year. An increase in the knitted fabrics backlog was offset by a decrease in the woven fabrics backlog.

Net sales in the apparel segment were $45 million, up 1% from the same quarter of the prior fiscal year. Sales of branded apparel increased, offsetting a decline in sales of knit apparel for printing. The increased sales of branded apparel were due to more units being sold, but at lower average prices, as the Company continues to dispose of excess inventories which were written down in fiscal 1996. Unit sales of knitted apparel, as well as average unit prices, were down from last year as the T-shirt market became very slow following the 1996 Olympics. In the segment gross profit was higher, but operating earnings declined as a result of the prior year's lower selling, general and administrative expenses.

Sales and gross margins in the Company's other segment, consisting primarily of sales of the physical fitness equipment division, were down compared to the prior year. The
Company determined that the costs of trying to enter the consumer market at this time outweigh the benefits.

The Company's order backlog at September 28, 1996, was
$156,679,000 an increase of 9% from order backlogs at
September 30, 1995.   Order backlogs increased in the apparel
segment, but declined in the textile segment.



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS --Continued

Inventories were up approximately $8 million compared to June
29, 1996, primarily due to increased work-in-process in the woven textile division. Finished goods declined slightly.

The Company is negotiating with certain lenders to replace its existing Credit Facility with one which would have greater credit availability and different financial covenants. The existing Credit Facility requires certain financial ratios and imposes certain loan limitations which the Company has not satisfied. Because the Company is in default under the terms of the agreement, the Credit Facility has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.

The estimated effective tax rate for fiscal 1997 is 7% as compared to an effective rate of 25% for the fiscal year ended June 29, 1996. The lower tax rate is primarily a result of positive pretax earnings expectations in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes.

The Company believes that, with replacement of the existing Credit Facility, cash flow generated by its operations and funds available under the future Credit Facility will be sufficient to service its bank debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities*

Item 3.   Defaults upon Senior Securities

                    The Company is a party to an Amended and Restated Credit Agreement, dated as of March 15, 1996, (the "Credit Agreement"), as amended which permits aggregate borrowings (subject to certain conditions, such as there being no Event of Default as defined, and limitations) of $248,500,000. The covenants contained in the Credit Agreement respecting minimum tangible net worth and the ratio of adjusted pretax income to interest expense were not satisfied as of June 29, 1996 and September 28, 1996. The lenders party to the Credit Agreement have not waived these Events of Default.

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                              None

          (b) No reports were filed on Form 8-K during the quarter ended September 28, 1996.


* Items 1, 2, 4 and 5 are not applicable



                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries,Inc.
                                 (Registrant)



Date           November 11, 1996              /s/ E. Erwin Maddrey, II
                                              E. Erwin Maddrey, II
                                              President and
                                              Chief Executive Officer




Date            November 11, 1996            /s/ Douglas J. Stevens
                                             Douglas J. Stevens
                                             Controller and
                                             Assistant Secretary