Form 10-Q
period 1996-12-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1997-02-11
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996

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

Common Stock, $.01 Par Value--24,515,646 shares as of January 31,
1997.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                           Page


  Condensed consolidated balance sheets--
  December 28, 1996 and June 29, 1996                       3-4

  Condensed consolidated statements of income --
  Three and six months ended December 28, 1996
  and December 30, 1995                                       5

  Condensed consolidated statements of cash
  flows-- Six months ended December 28, 1996
  and December 30, 1995                                       6

  Notes to condensed consolidated financial
  statements-- December 28, 1996                              7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition      8-9


Part II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                10

Item 2.   Changes in Securities                            10

Item 3.   Defaults upon Senior Securities                  10

Item 4.   Submission of Matters to a Vote of Security
          Holders                                          10

Item 5.   Other Information                                10

Item 6.   Exhibits and Reports on Form 8-K                 10


SIGNATURES                                                 11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                   December 28,           June 29,
                                       1996                 1996
                                      (Unaudited)
                                          (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $    6,988        $     6,271
  Accounts receivable:
    Factor                               77,702             63,194
    Trade                                56,409             65,230
                                        134,111            128,424
    Less allowances for doubtful
           accounts and returns           4,730              6,258
                                        129,381            122,166

  Inventories
    Finished goods                       63,181             64,122
    Work in process                      63,916             60,739
    Raw materials and supplies           20,322             16,197
                                        147,419            141,058
  Prepaid and other current assets        2,382             10,258
     Deferred income tax                    (72)

             TOTAL CURRENT ASSETS       286,098            279,753

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  376,113            357,613
  Less accumulated depreciation         149,752            136,879
                                        226,361            220,734

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                26,045             26,464
OTHER ASSETS                             10,518             10,765

                                       $549,022           $537,716



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                       December 28,   June 29,
                                          1996          1996
                                           (Unaudited)


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                 $  51,366    $  41,779
  Accrued and sundry liabilities            28,729       28,261
  Current portion of long-term debt        236,521      242,361

          TOTAL CURRENT LIABILITIES        316,616      312,401

LONG-TERM DEBT, less current portion           966          283

OTHER LIABILITIES AND DEFERRED CREDITS       9,355        7,697

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
    authorized 50,000,000 shares, issued
     and outstanding 24,512,000 shares
     at December 28, 1996 and 24,460,000
     shares at June 29, 1996                   245          245
  Additional paid-in capital               164,761      164,170
  Retained earnings                         57,079       52,920

                                           222,085      217,335

                                          $549,022     $537,716




See notes to condensed consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                            Three Months Ended       Six Months Ended
                         December 28, December 30,  December 28, December 30,
                            1996         1995          1996         1995
                                 (In thousands, except per share data)

Net sales               $   162,671  $   150,558   $   307,192  $   291,601
Cost of goods sold          136,604      134,944       255,897      255,223
Gross profit on sales        26,067       15,614        51,295       36,378
Selling, general and
  administrative expenses    18,492       19,257        36,846       34,139
Litigation (credit)                       (9,000)                    (9,000)
                              7,575        5,357        14,449       11,239

Other expense (income):
  Interest expense            5,959        4,484        11,131        8,571
     Interest income
    and other                (1,422)         (54)       (1,873)        (594)
                              4,537        4,430         9,258        7,977
  INCOME BEFORE
    INCOME TAXE S             3,038          927         5,191        3,262

Income taxes                    880          560         1,030        1,568

    NET INCOME       $        2,158 $        367  $      4,161  $     1,694

Net income per share $          .09 $        .02  $        .17  $       .07
Dividends per share of
  common stock                      $        .10                $       .20
Weighted average shares
  outstanding                24,511       24,444        24,511       24,426



See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                   Six Months Ended
                                               December 28,  December 30,
                                                    1996        1995
                                                (In thousands)

OPERATING ACTIVITIES

  Net income                                      $   4,161    $   1,694
  Depreciation                                       13,636       13,120
  Amortization                                          996        1,034
  Other                                               5,785        1,201
  Changes in operating assets and
     liabilities                                     (6,621)      23,924

NET CASH PROVIDED BY OPERATING ACTIVITIES            17,957       40,973

INVESTING ACTIVITIES
   Property, plant and equipment purchases          (12,784)     (43,093)
   Other                                              1,300          815

NET CASH (USED) BY INVESTING ACTIVITIES             (11,484)     (42,278)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit               965      142,382
  Payments on revolving lines of credit              (6,485)    (135,400)
  Scheduled principal payments of long-term debt       (158)        (122)
  Dividends paid                                                  (4,887)
  Other                                                 (78)        (106)

NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                              ( 5,756)       1,867

INCREASE IN CASH AND
  CASH EQUIVALENTS                                      717          562

Cash and cash equivalents at beginning of period      6,271          719


CASH AND CASH EQUIVALENTS AT END OF PERIOD       $    6,988   $    1,281



See notes to condensed consolidated financial statements




DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 28, 1996

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 1996.

NOTE B--SHORT-TERM DEBT

The Company has amended its existing Credit Facility   The
amended Credit Facility waives prior loan covenant violations. Because the facility matures on September 30, 1997, it has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.

NOTE C--TAXES

The estimated effective tax rate for fiscal 1997 is 20% as compared to an effective rate of 48% for the fiscal year ended June 29, 1996. The lower tax rate in fiscal 1997 is primarily a result of positive pretax earnings expectations in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes. The higher tax rate in 1996 was due to lower pretax earning along with permanent tax differences.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the first quarter ended December 28, 1996 totaled $162,671,000, as compared to $150,558,000 in the prior year's first quarter, an increase of 8%. Net income was $2,158,000 for the quarter ended December 28, 1996 as compared to $367,000 for the quarter ended December 30, 1995. On a per share basis, net income was $.09 per share on the 24,511,000 average shares outstanding, as compared to $.02 per share on the 24,444,000 average shares outstanding in the second quarter of fiscal 1996.

Consolidated gross profit margin was 16% in the quarter ended December 28, 1996, as compared to 10% in the quarter ended December 30, 1995. During the second quarter of fiscal 1997, 60% of the Company's gross profit came from the textile segment compared to 32% in the second quarter of fiscal 1996. Apparel segment gross profit as a percent of total gross profit declined from 45% in the second quarter of fiscal 1996 to 33% in the second quarter of fiscal 1997.

Consolidated operating earnings for the quarter and year-to-date periods ended December 28, 1996 increased from the same periods in the prior fiscal year. Profits were higher in the textile segment. Profits were lower in the apparel segment only because earnings in the second quarter of the prior fiscal year included a pretax credit to operating profits of $9,000,000 related to prior litigation charges.

Net sales in the textile segment totaled $111 million in the quarter ended December 28, 1996 up 10% from the same quarter of the prior year. Sales of woven fabrics were up 7% resulting from
an increase in unit sales and unit prices.   Sales of government
fabrics decreased while sales to commercial accounts increased. Gross profit on sales of woven fabrics also increased in part due to manufacturing efficiencies resulting from completion of the major portion of the plant renovation and modernization program, and as a result of lower raw material costs. The Company is still working on the second half of the modernization project in the Beattie spinning and weaving mill in Fountain Inn, South Carolina, but expects this phase to be completed early in calendar 1997. Sales of knitted fabrics increased to $25 million in the second quarter of fiscal 1997 up from $21 million in the second quarter of fiscal 1996. Sales increased as a result of an increase in goods sold and in average unit prices. Increased margins on sales of knitted fabrics were due principally to lower raw material costs and improved absorption of fixed costs resulting from higher manufacturing production levels. The knitted textile division showed an operating loss in the quarter just ended. However, the smaller operating loss in the current quarter was a $4.8 million improvement over the same quarter of last fiscal year. Expenses for the current year include certain unexpected costs associated with interruption of operations in Wallace, North Carolina, from Hurricane Fran in September 1996. Order backlogs were up in both the woven fabrics and the knitted fabrics divisions from $76 million a year ago to $79 million at December 28, 1996.

Net sales in the apparel segment were $46 million in the second quarter of fiscal 1997, up 11% from the same quarter of the prior fiscal year. Sales of branded apparel and knitted apparel for printing increased. The increased sales of branded apparel were due to more units being sold, but at lower average prices, as the Company continues to dispose of excess inventories which were written down in fiscal 1996. Unit sales of knitted apparel for printing increased, but average unit prices decreased. Gross profit in the apparel segment was higher than in the same quarter of last fiscal year. Excluding the effect of the $9,000,000 litigation credit described above, operating profits in the apparel segment were also higher.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS --Continued

The Company's order backlog at December 28, 1996, was
$160,325,000 an increase of 5% from order backlogs at December
30, 1995.   Order backlogs increased in both the textile and
apparel segments.

Inventories were up approximately $7 million compared to June 29, 1996, primarily due to increases in work-in-process and raw materials in anticipation of requirements for succeeding quarters. Finished goods declined slightly.

The Company has amended its existing Credit Facility. The amended
Credit Facility waives prior loan covenant defaults and adds land and buildings as collateral. Total Collateral under the Credit
Facility has a net book value of approximately $480 million at December 28, 1996. Because the facility matures on September 30, 1997, it has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.

The estimated effective tax rate for fiscal 1997 is 20% as compared to an effective rate of 48% for the fiscal year ended June 29, 1996. The lower tax rate in fiscal 1997 is primarily a result of higher pretax earnings estimates in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes. The higher tax rate in 1996 was due to lower pretax earning along with permanent tax differences.

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

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders

          The following summarizes the votes at the Annual
          Meeting of the Company's shareholders held on November 7, 1996:

Election of                                                   Broker
 Directors           For    Against   Withheld  Abstentions  Nonvotes

C. C. Guy         23,056,088   0      144,040      N/A         N/A
J. F. Kane        23,057,286   0      142,843      N/A         N/A
M. Lennon         23,056,073   0      144,056      N/A         N/A
E. E. Maddrey, II 23,055,128   0      145,001      N/A         N/A
B. Mickel         23,054,978   0      145,150      N/A         N/A
B. A. Mickel      23,055,149   0      144,979      N/A         N/A
B. C. Rainsford   23,056,871   0      143,257      N/A         N/A

Ratification of
Appointment of
KPMG Peat Marwick
as Independent
Auditors
For Fiscal 1997   23,089,560  77,071   33,498      N/A         N/A

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

               4.2.3 Second Amendment and Waiver Agreement dated as of December 20, 1996, among Delta Woodside Industries, Inc., the guarantors identified as such on the signature pages attached, the lenders and agents, together with forms of certain real estate lien documents.

               (b) No reports were filed on Form 8-K during the quarter ended December 28, 1996.



* Items 1, 2, 3 and 5 are not applicable









                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.

                                 (Registrant)



Date       February 7, 1997      /s/ E. Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date        February 7, 1997     /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary



                                  Exhibit Index

4.3.2   Second Amendment and Waiver Agreement dated as of December 20, 1996




                                  Exibit 4.2.3