Form 10-Q
period 1997-03-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1997-05-09
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

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

                            Not Applicable
 Former name, former address and former fiscal year,if changed since last report.

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

Common Stock, $.01 Par Value-- 24,516,596 shares as of April
1, 1997.
                            INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)


Page
  Condensed consolidated balance sheets--
  March 29, 1997 and June 29, 1996                          3-4

  Condensed consolidated statements of income --
  Three and nine months ended March 29, 1997
  and March 30, 1996                                          5

  Condensed consolidated statements of cash
  flows-- nine months ended March 29, 1997
  and March 30, 1996                                          6

  Notes to condensed consolidated financial
  statements-- March 29, 1997                                 7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition      8-9


Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                    9

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                  10

Item 2.   Changes in Securities                              10

Item 3.   Defaults upon Senior Securities                    10

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            10

Item 5.   Other Information                                  10

Item 6.   Exhibits and Reports on Form 8-K                   10

SIGNATURES                                                   11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                     March 29,          June 29,
                                        1997             1996
                                       (Unaudited)

ASSETS
CURRENT ASSETS
  Cash and cash equivalents         $     4,391       $     6,271
  Accounts receivable:
    Factor                               73,905            63,194
    Trade                                64,034            65,230
                                        137,939           128,424
    Less allowances for doubtful
           accounts and returns           5,023             6,258
                                        132,916           122,166

  Inventories
    Finished goods                       64,583            64,122
    Work in process                      78,574            60,739
    Raw materials and supplies           20,853            16,197
                                        164,010           141,058
  Prepaid and other current assets        4,705            10,258
     Deferred income tax                    (72)

               TOTAL CURRENT ASSETS     305,950           279,753

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  367,093           357,613
  Less accumulated depreciation         154,171           136,879
                                        212,922           220,734

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                25,836            26,464

OTHER ASSETS                             10,176            10,765

TOTAL ASSETS                           $554,884          $537,716




DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                                  March 29,     June 29,
                                                     1997         1996
                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
  Trade accounts payable                          $  50,503     $41,779
  Accrued and sundry liabilities                     32,425      28,261
  Current portion of long-term debt                 229,872     242,361

           TOTAL CURRENT LIABILITIES                312,800     312,401

LONG-TERM DEBT, less current portion                  7,885         283

OTHER LIABILITIES AND DEFERRED CREDITS                9,463       7,697
SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding  24,516,596 shares
      at March 29, 1997 and 24,460,000
      shares at June 29, 1996                           245         245
  Additional paid-in capital                        164,802     164,170
  Retained earnings                                  59,689      52,920

TOTAL SHAREHOLDERS EQUITY                           224,736     217,335

TOTAL SHAREHOLDERS' EQUITY AND LIABILITIES         $554,884    $537,716


See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 Three Months Ended      Nine Months Ended
                               March 29,    March 30,  March 29,     March 30,
                                 1997         1996       1997          1996
                                    (In thousands, except per share data)


Net Sales                     $  163,873  $  143,269 $   471,065$   434,870
Cost of goods sold               136,563     131,117     392,460    386,340
Gross profit on sales             27,310      12,152      78,605     48,530

Selling, general and
  administrative expenses         18,387      19,958      55,233     54,097
Litigation charge (credit)                                (9,000)

                                   8,923      (7,806)     23,372      3,433

Other expense (income):
  Interest expense                 6,092       4,718      17,223     13,289
  Interest income
    and other                       (546)       (446)     (2,419)    (1,040)
                                   5,546       4,272      14,804     12,249
  INCOME (LOSS) BEFORE
      INCOME TAXES                 3,377     (12,078)      8,568     (8,816)

Income taxes (benefit)               769      (3,419)      1,799     (1,851)

  NET INCOME (LOSS)         $      2,608 $    (8,659) $    6,769   $ (6,965)

Net income per share        $        .11 $      (.35) $      .28   $   (.28)
Dividends per share of
  common stock                           $       .10               $    .30
Weighted average shares
  outstanding                     24,515      24,459      24,512     24,442



See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                     Nine Months Ended
                                                   March 29,    March 30,
                                                     1997         1996
                                                      (In thousands)

OPERATING ACTIVITIES

  Net income                                      $    6,769  $  (6,965)
  Depreciation                                        20,433     19,974
  Amortization                                         1,655      1,577
  Other                                                1,762     (1,366)
Changes in operating assets and liabilities          (11,098)    24,721

NET CASH PROVIDED BY OPERATING ACTIVITIES             19,521     37,941

INVESTING ACTIVITIES
   Property, plant and equipment purchases           (17,529)   (53,737)
   Other                                               1,732      3,680

NET CASH (USED) BY INVESTING ACTIVITIES              (15,797)   (50,057)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit             14,904    229,663
  Payments on revolving lines of credit              (27,096)  (208,842)
  Proceeds from long-term debt                         6,942
  Scheduled principal payments of long-term debt
      and capital lease obligations                     (276)      (182)
  Dividends paid                                                 (7,332)
  Other                                                  (78)      (144)

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES      (5,604)    13,163

INCREASE IN CASH AND CASH EQUIVALENTS                 (1,880)     1,047

Cash and cash equivalents at beginning of period       6,271        719

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   4,391   $ 1, 766


See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 29, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("The Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending June 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 1996.

NOTE B--DEBT

The Company has amended its existing Credit Facility. The amendment waives prior loan covenant violations. Because the facility matures on September 30, 1997, it has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.


During the third quarter of fiscal 1997, the Company obtained $7 million in financing by pledging the distribution center in the branded apparel division and a certificate of deposit as collateral.


NOTE C--TAXES


The estimated effective tax rate for fiscal 1997 is 21% as compared to an effective rate of 25% for the fiscal year ended June 29, 1996. The lower tax rate in fiscal 1997 is primarily a result of positive pretax earnings expectations in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes. The higher tax rate in 1996 was due to pretax losses along with permanent tax differences as compared with this year's pretax earnings.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the third quarter ended March 29, 1997 totaled $163,873,000, as compared to $143,269,000 in the prior year's third quarter, an increase of 14%. Net income was $2,608,000 for the quarter ended March 29, 1997 as compared to a loss of $8,659,000 for the quarter ended March 30, 1996. On a per share basis, net income was $.11 per share on the 24,515,000 average shares outstanding, as compared to a loss of $.35 per share on the 24,459,000 average shares outstanding in the third quarter of fiscal 1996.

Consolidated gross profit margin was 17% in the quarter ended March 29, 1997, as compared to 18% in the quarter ended March 30, 1996. During the third quarter of fiscal 1997, 60% of the Company's gross profit came from the textile segment compared to 8% in the third quarter of fiscal 1996. Apparel segment gross profit as a percent of total gross profit decreased from 69% in the third quarter of fiscal 1996 to 33% in the third quarter of fiscal 1997. The change in relative gross profit contribution is primarily attributable to improvements in both woven and knitted textile gross profits.

Consolidated operating earnings for the quarter and year-to-date periods ended March 29, 1997 increased from the same periods in the prior fiscal year. Profits were higher in the textile segment and apparel segments for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996; however profits were lower in the apparel segment for the nine months ended March 29, 1997 compared to the same nine months a year ago, primarily because earnings in the second quarter of the prior fiscal year included a pretax credit to operating profits of $9 million related to prior litigation charges.

Net sales in the textile segment totaled $106 million in the quarter ended March 29, 1997 up 25% from the same quarter of the prior year.  Sales of woven fabrics were up 29% resulting from an
increase in unit sales and unit prices.   Sales of government
fabrics decreased while sales to commercial accounts increased.
Gross profit on sales of woven fabrics also increased in part due to manufacturing efficiencies resulting from completion of the major portion of the plant renovation and modernization program, and as a result of lower raw material costs. The modernization project at the Beattie spinning and weaving mill was completed during the current third quarter. Sales of knitted fabrics were $24 million in the third quarter of fiscal 1997 up from $21 million in the third quarter of fiscal 1996. Sales increased as a result of an increase in goods sold and in average unit prices.
Increased margins on sales of knitted fabrics were due principally to lower raw material costs and improved absorption of fixed costs resulting from higher manufacturing production levels. The knitted textile division showed an operating loss in the quarter just ended.However, the smaller operating loss in the current quarter was a $5.5 million improvement over the same quarter of last fiscal year. Net sales in the textile segment for the nine months ended
March 29, 1997 were up 13% as compared to the same period in the prior fiscal year. Gross profit and operating profit were also up substantially for the nine months ended March 29, 1997 as compared to the same period of the prior fiscal year. Expenses for the current year include certain unexpected costs associated with interruption of operations in Wallace, North Carolina, from Hurricane Fran in September 1996. Order backlogs were up in the textile segment from $88 million a year ago to $145 million at March 29, 1997. Most of the backlog increase in the textile segment was in the woven division of the textile segment.

Net sales in the apparel segment were $51 million in the third quarter of fiscal 1997, up 2% from the same quarter of the prior fiscal year. Sales of branded apparel increased slightly while sales of knitted apparel for printing decreased slightly. The increased sales of branded apparel were due to more units being sold at slightly higher average prices. Gross profit in the

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS --Continued

apparel segment was higher than in the same quarter of last fiscal year. Results for the current third quarter in the knitted apparel for printing business compared unfavorably with
the same quarter of the prior fiscal year.   Higher than planned
production costs and price competition in the T-shirt market depressed margins in the current quarter as compared to the same quarter in the prior fiscal year. All the improvement in the apparel segment gross profit came from the branded apparel division, while gross profit declined in the knitted apparel for printing division.

Excluding the effect of the $9 million litigation credit described above, operating profits in the apparel segment were slightly higher for the nine months ended March 29, 1997 as compared to the same period in the prior fiscal year. During the fourth quarter of fiscal 1997, in connection with the increase in production at the new facility in Honduras, the Company expects to discontinue production at two facilities in the knitted apparel for printing division.

The Company's order backlog at March 29, 1997 was $191 million, an increase of 31% over the order backlog at March 30, 1996. Order backlogs increased in the textile segment, but decreased in the apparel segment, due to lower order backlogs of knitted apparel for printing.

Inventories were up approximately $23 million compared to June 29, 1996. The increase was primarily in the knitted apparel for printing divisions resulting from a seasonal increase in units of work-in-process inventory, higher than planned production costs and lower than expected demand for knitted apparel for printing.

During the third quarter of fiscal 1997, the Company obtained financing of $7 million by pledging the branded apparel distribution center and a certificate of deposit as collateral. On June 28, 1997, the Company's revolving Credit Facility will be reduced by $15 million to $234 million. These transactions considered together will result in an overall reduction in borrowing capacity under the credit agreement.

The Company has amended its existing Credit Facility. The amendment waives prior loan covenant defaults and adds land and buildings as collateral. Total collateral under this Credit
Facility has a net book value of approximately $497 million at March 29, 1997. Because the facility matures on September 30,
1997, it has been reported as current in the accompanying financial statements. Although there can be no assurance, the Company believes that it will be able to replace the existing Credit Facility prior to maturity. The Company expects such a new facility to have a similar or slightly higher rate of interest.
The estimated effective tax rate for fiscal 1997 is 21% as compared to an effective rate of 25% for the fiscal year ended
June 29, 1996. The lower tax rate in fiscal 1997 is primarily a result of higher pretax earnings estimates in fiscal 1997, which should result in a decrease in the valuation allowance previously recognized for deferred taxes. The higher tax rate in 1996 was due to pretax losses along with permanent differences in fiscal
1996.

The Company believes that, with replacement of the existing Credit Facility, cash flow generated by its operations and funds available under the current and any future Credit Facility, will be sufficient to service its bank debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not applicable

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities

             Date of         Amount of       Class of    Nature of
            Issuance       Common Stock      Persons    Transaction

          August 27, 1996      350          Employees   Service Award
          September 16, 1996    50          Employees   Service Award

               The Company believes these issuances are exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of the Securities Act of 1933 and as not constituting a "sale".

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits required by Item 601 of Regulation S-K

                              None

          (b) No reports were filed on Form 8-K during the quarter ended March 29, 1997.











*Items 1, 3, 4 and 5 are not applicable


                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)





Date      May 8, 1997            /s/ E.Erwin Maddrey, II
                                 E. Erwin Maddrey, II
                                 President and
                                 Chief Executive Officer




Date      May 8, 1997            /s/ Douglas J. Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary