Form 10-K
period 1997-06-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1997-09-26
CIK 806624

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1997 was :

     Common Stock, $.01 par value  -  $89,579,852

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 23, 1997 was:

     Common Stock, par value $.01           24,572,742

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's
Annual Report to shareholders for the fiscal year ended June 28, 1997 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 6, 1997 are incorporated by reference into
Part III.
Item 1  BUSINESS

General

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Suite 200, Greenville, South Carolina 29601 (telephone number: 864-232-
8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     The Company manufactures and markets woven and knitted fabrics and apparel. The Company's textile segment produces a range of cotton, synthetic and blended finished and unfinished fabrics, woven and knit, which are sold for the ultimate production of apparel, home furnishings and other products. The Company's apparel segment produces woven and knit apparel, including the "Duck Head" (Reg. trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. The Company also operates 31 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products and other woven and knit casualwear produced by the "Duck Head" division and other manufacturers. The Company also manufactures and distributes physical fitness equipment under the "Nautilus" (Reg. trademark) name. The Company has operations in 13 states, Costa Rica and Honduras, and employs approximately 7,400 employees.

      Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986 and whose subsidiaries' businesses were acquired beginning in 1984. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

Products, Marketing and Manufacturing

     The Company conducts its textile fabrics operations through the Delta Mills Marketing (woven fabrics) and Stevcoknit (knitted fabrics) divisions. It conducts its branded and non-branded apparel operations through the "Duck Head" and "Delta Apparel" (Reg. trademarks) divisions, respectively. The Company also manufactures and sells fitness equipment through the "Nautilus" (Reg. trademark) division, and licenses the use of both the "Duck Head" and "Nautilus" trademarks through International Apparel Marketing Corporation (70% owned). Each division has its own management and employees and operates independently of the other divisions under the overall direction of the Company's executive officers. Intersegment sales accounted for no more than approximately 4% of total sales for fiscal 1997, 1996 and 1995.

     Fabrics produced by the Company are either woven or knitted and are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the yarns used in its weaving and knitting operations. In manufacturing these yarns, the cotton and synthetic fiber, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make higher quality

Item 1 (Continued)

yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms or knitted into fabric on knitting machines. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished fabrics generally have significantly higher margins than greige goods.

     The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers. The Company's knitted fabrics are sold for production of apparel to other branded and private label manufacturers. Apparel products are sold primarily to department and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers, to distributors and to screen printers.

Textile Segment

     The Company sells a broad range of fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler(R) and Lee(R) divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-Free(R). Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. Apparel items manufactured with the Company's knitted fabrics include polo-type or golf shirts, career apparel, children's apparel, specialty athletic wear and ladies' tops.

     Net sales of woven fabrics were $336 million, $294 million and  $291 million and net sales of knitted fabrics were  $98 million, $83 million and $103 million, during fiscal 1997, 1996 and 1995, respectively.

     The woven fabrics division began a capital improvement program during fiscal year 1992 that was designed to modernize certain fiber opening, carding, spinning, weaving and fabric finishing processes to focus on the production of heavier-weight, higher-margin goods. By the end of fiscal year 1997, expenditures for this six-year program totaled $112.8 million. As a result, the division has reduced its manufacturing square footage by approximately 18% and the number of employees by 26%. In the modernization program, the woven fabrics division reduced its capacity to produce lower price greige goods but increased its capacity to finish fabrics. As a consequence, the woven fabrics division has increased its outside purchases of greige goods. The Company believes that these changes provide it with the opportunity to increase its overall sales levels and to expand its operating margins.

     The knitted fabrics division began a consolidation and modernization project in fiscal year 1992 to consolidate the number of its manufacturing facilities from four spinning, two knitting and two finishing plants to two spinning, one knitting and one finishing plant. During the past
Item 1 (Continued)

five fiscal years, capital expenditures for the program totaled $42.1 million. Simultaneously, certain knitting, dyeing and finishing processes were modernized. With the successful completion of this project, manufacturing square footage was reduced by 37% and the number of employees was reduced by 26%, with no material change in total knitted fabric capacity.

     These initiatives have resulted in a significant reduction in the costs in the textile segment.


     Delta Mills Marketing Company (Woven Fabrics).

     The woven fabrics division produces finished and unfinished woven fabrics used in the production of apparel, home furnishings and other products. Finished apparel fabric is ready to be cut and sewn into garments. Greige goods are typically sold to converters who enhance the fabric through finishing techniques and sell it to manufacturers of apparel, home furnishings and other products.

     Finished woven fabrics produced by the division are primarily sold directly to major apparel manufacturers. The woven fabrics division has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The division's marketing efforts focus on four primary apparel manufacturing groups: women's apparel, including fashion apparel; men's apparel; career apparel and uniforms; and military and other government uniforms and apparel. The woven fabrics division sells and distributes its fabrics through a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating from Atlanta, Chicago, Dallas, Los Angeles and San Francisco. The division also has international sales agents in the United Kingdom and Hong Kong.

     Approximately 70% of the division's finished woven fabric sales are of fabrics made from cotton or cotton/synthetic blends, while approximately 30% of such sales are of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. During fiscal year 1997, the woven fabrics division sold finished fabrics at a cost of $239.6 million and unfinished fabrics at a cost of $31.6 million. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The division's production of cotton and cotton/synthetic blend finished woven fabrics is largely vertically integrated, with the division performing most of its own spinning, weaving and finishing. The production of spun synthetic finished woven fabrics is fully vertically integrated, with various plants in the division performing spinning, weaving and finishing operations. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The woven fabrics division is currently operating its manufacturing facilities at near full capacity.



Item 1 (Continued)

     The division also produces a variety of unfinished light-weight woven fabrics that are ultimately used in the manufacture of apparel (including blouses, dresses and suit linings), home furnishings (including shower curtains) and medical tape. Fabrics include filament acetate, textured polyester and other "semi-fancy" fabrics of more complicated construction.

     Stevcoknit (Knitted Fabrics).

     The knitted fabrics division spins yarn and knits and finishes a wide range of circular knit fabrics for use in the manufacture of knit apparel. The division also provides yarn to the Company's apparel segment.

     The knitted fabric division's marketing resources are focused on the following segments: (i) major apparel companies that market casual wear such as knit polo-type shirts, (ii) children's wear manufacturers and (iii) career apparel. The knitted fabric division's products are marketed to numerous apparel manufacturers through marketing staffs employed by the Company in New York City and Los Angeles, with sales personnel also located in North Carolina, Georgia and Texas. To promote further the sales of the knitted fabrics division's fabrics to apparel manufacturers, the marketing staff of the division also contacts major retailers of products manufactured from the division's knitted fabrics. Discussions with these retailers provide information relating to fabric quality and trends in style and color. In addition to its sales to apparel manufacturers, the division also sells prepared for print fabrics to converters and printers principally through a single broker. The Company believes that, because of the competitive brokerage environment, the loss of this broker would not have a material adverse effect on the Company. There can be no assurance, however, that this would be the case.

     The operations within the knitted fabrics division are largely vertically integrated. Various plants are equipped to perform all stages of the manufacturing process, from carding and spinning the raw fiber stock to knitting, dyeing and finishing the final fabric product. The fabrics produced by this division are manufactured primarily by using 100% cotton and polyester/cotton blends. Knitting and finishing of the fabrics are performed to specific customer orders in the case of orders representing the majority of the dollar volume of this division. The knitted fabrics division is currently operating its manufacturing facilities at near full capacity.

     Raw Materials

     The textile segment's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, nylon and rayon fibers and weaves filament acetate and textured polyester. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester and rayon are currently at the lowest prices the Company has paid since fiscal year 1993. There can be no assurance, however, that this trend will continue. During fiscal year 1997, the Company's average delivered price per pound of cotton purchased and consumed (including freight, carrying costs and costs for the relatively high amount of premium

Item 1 (Continued)

cotton that the Company uses) was $.833, as compared to $.944 in fiscal year 1996 and $.817 in fiscal year 1995. In fiscal year 1998, the Company expects to use approximately 92 million pounds of cotton (including approximately 17 million pounds of premium cotton) and 23 million pounds of polyester in its manufacture of yarn for woven and knitted textiles. The Company has contracted to purchase, at average delivered prices lower than in the preceding fiscal year, about 71% of its expected cotton requirements for fiscal year 1998 and 14% of its expected cotton requirements for fiscal year 1999. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected. In addition, to the extent that cotton prices increase, the Company may be materially and adversely affected as there can be no assurance that it would be able to pass along these increased costs to its customers.

Apparel Segment

     The apparel segment produces and markets both woven apparel and knitted apparel. The segment's products include branded apparel marketed under the "Duck Head" line of men's and boys' casualwear, which includes pants, shorts and shirts. Knitted apparel for printing includes T-shirts, polo-type shirts and sweatshirts which are sold under the labels of "Duck Head", "Delta Apparel", and various private labels.

     "Duck Head" Apparel. The division produces collections of men's and boys' casual apparel, sold under the "Duck Head" label, including pants, shorts, shirts and accessories. This division also sells a relatively small amount of men's and boys' woven uniform, sportswear and casualwear under the private labels of its customers. The division also licenses various other categories of apparel and accessories, through an affiliated company.

     "Duck Head" labeled products are primarily marketed by employed sales staff to regional and national retailers. The "Duck Head" trademark has been associated with apparel since 1865 and has been historically distributed in the Southeastern United States. The company acquired the brand in February 1989. The company has recently capitalized on the rise in popularity of the brand and expanded its marketing efforts in department stores nationwide. The division opened its first in-store Duck Head Shop in April 1997 and now has installed over 200 men's and 150 boys' shops in major department stores. The "shop" display format of the entire Duck Head line utilizes dedicated retail floorspace in the sportswear department positioned with other prominent national brands. Gross sales of "Duck Head" labeled products were approximately $90 million, $79 million and $81 million during fiscal 1997, 1996, and 1995, respectively.



Item 1 (Continued)

     "Duck Head" Apparel operates a total of 5 facilities located in Georgia and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" currently acquires less than one-half of its finished products from other companies throughout the world. This outside production takes the form of sewing fabric parts cut at "Duck Head" facilities, cutting and sewing with fabric and patterns supplied by "Duck Head", or providing finished garments made to "Duck Head" specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. All of the products are warehoused in the division's facilities.

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

     The "Duck Head" division has 31 outlet stores in 10 states that sell principally closeout and irregular "Duck Head" products. These stores also sell a small amount of apparel items manufactured by Duck Head licensees.

     "Delta Apparel". "Delta Apparel", which is headquartered in Duluth, Georgia, operates a total of 5 facilities and produces knitted T-shirts, polo-type shirts and sweatshirts. The division markets its products primarily to companies that screen print shirts for resale and to distributors. Net sales in this division were $112 million, $123 million and $102 million during fiscal 1997, 1996, and 1995, respectively.

     The division's knit apparel marketing is performed by employed sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores, distributors, screen printing companies and the mass marketers such as discount houses. This operation also utilizes independent sales representatives to sell to distributors and screen printing companies. Most knit apparel items are inventoried to permit quick shipment and to level production schedules. Special fashion knit apparel items and customer private label knit apparel styles generally are made only to order.

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



Item 1 (Continued)

     Fitness Equipment

     "Nautilus" Fitness Equipment. Nautilus manufactures strength-training and aerobic exercise equipment for commercial club, institutional facility and home-use fitness markets. The newest strength product line is called "2ST" and consists of machines intended for the commercial club market. The previous model "Next Generation" product line is currently still available. Nautilus also produces a line of weight resistance
machines for women called "Nautilus for Women", and the   Power
Plus and Free Weight line of equipment. As a supplement to the weight resistance line, Nautilus produces multi-station machines that serve those markets that have space and budget limitations. Nautilus also produces aerobic machines for the institutional market, including recumbent bikes, stairclimbers, treadmills and a skate machine. Home products include a multi-station "Personal Circuit" and lower priced bike and stepper machines.

     Nautilus' historical strength has been in the commercial/institutional market where it targets health clubs, YMCAs, medical rehabilitation, and corporate facilities. The manufacturing operations at Nautilus are vertically integrated, including metal fabrication, metal preparation/painting facilities, fabrication, and plastic vacuum forming operations. Fabrication is predominately made-to-stock with customer orders painted and filled on an assembly-to-order basis. The Company believes that the manufacturing operation is currently operating at approximately 75% of capacity.

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

     The Company sells textiles primarily to domestic apparel manufacturers, many of which operate offshore sewing operations and it sells to apparel customers in the domestic market. The Company competes with numerous domestic and foreign manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering

     The woven fabrics division's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics




Item 1 (Continued)

business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business, as well as the spun synthetic slack-weight and skirt-weight woven fabrics businesses. In addition, the Company is one of several major domestic suppliers of acetate unfinished fabric used in apparel linings and surgical tapes. Additional competitive strengths of the woven fabrics division include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state-of-the-art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     The United States knitted fabrics industry is highly decentralized and is characterized by fierce competition among many companies. Recently, however, Dyersburg Corporation and West Point-Stevens, Inc. announced the proposed acquisition by Dyersburg Corporation of the Alamac (knitted fabrics) division of West Point-Stevens, Inc. If this acquisition were consummated, the Company believes that the combined entity would be the largest circular knitted fabrics manufacturer in the United States with substantially greater resources than the Company's knitted fabrics division. This may have a material adverse effect upon the Company. There can be no assurance that there will not be further consolidation in this industry. The significant vertical integration of the knitted fabrics division's manufacturing operations, its modern production facilities and its experience in performing the more complicated manufacturing techniques required in the production of 100% cotton fabrics enable the Company to compete in the knitted fabric market.

     Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico or the United States. Section 807 provides for the duty-free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor costs incurred offshore in the assembly of apparel using United States origin fabric components. Because Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the Company and other domestic producers of apparel fabrics. In addition, pursuant to Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section
807. A similar program, enacted as a result of NAFTA and referred to as the Special Regime Program, provides even greater benefits (complete duty-free, quota-free treatment) for apparel assembled in Mexico from fabric components formed and cut in the United States. In contrast, apparel not meeting the criteria of Section 807, Section
Item 1 (Continued)

807A, or the Special Regime Program, is subject to quotas and/or relatively higher tariffs. If Section 807, Section 807A or the Special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material and adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.
     The apparel segment competes with numerous domestic and foreign manufacturers of branded and private label apparel. Foreign competition has been an increasingly significant factor in the apparel manufacturing industry, particularly with respect to items that require labor-intensive production, such as shirts and jackets, and high cost luxury items. Although domestic apparel companies must compete to some extent on a price basis with foreign competition, the Company's management believes that domestic apparel companies can best compete by selling branded products, by manufacturing off-shore, by offering product flexibility, by responding quickly to changes in consumer demand and by providing more timely deliveries. The latter characteristics permit retailers to reduce their inventory costs and lower the risk that product availability will not match consumer demand. The Company's operations are oriented toward providing its apparel segment and the customers of its textile segment with all or some of these competitive advantages. The Company believes that it and its domestic customers can address quality control problems more easily than can manufacturers and distributors of foreign products.
Furthermore, the customers of foreign suppliers generally face letter of credit fees, and occasionally face delivery delays and claims resolution difficulties.

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






Item 1 (Continued)

Employees

     The Company has approximately 7,400 employees.  The
Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

Environmental and Regulatory Matters

     Delta Woodside is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. Delta Woodside's plants generate very small quantities of hazardous waste which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

     The information contained under the subheading
"Environmental Matters" under the heading "Management's
Discussion and Analysis of Results of Operations and Financial
Condition" incorporated into item 7 of this form 10-K is incorporated herein for reference.

     Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

            The Company does not expect that the amount of such expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Woodside's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.



Industry Segment Information

     Segment information made part of Note G of the Company's consolidated financial statements for the fiscal year ended June
28, 1997 is incorporated herein by reference.

Other

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Company Results, Fiscal 1997 Versus Fiscal 1996" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.
Item 2. PROPERTIES

    The following table provides a description of Delta
Woodside's principal production and warehouse facilities.

                                                      Approximate
                                                        Square     Approximate
    Location                        Utilization         Footage      Acreage

Greenville, SC                         Admin. Offices      17,400   Leased (1)
Beattie Plant, Fountain Inn, SC   knit/dye/finish/cut     390,000          (2)
Furman Plant, Fountain Inn, SC                  weave     136,000          (2)
Estes Plant, Piedmont, SC                  spin/weave     332,000          (2)
Delta 3 Plant, Wallace, SC                 dye/finish     555,000          (2)
Cypress Plant, Pamplico, SC                      spin     144,000          (2)
Pamplico Plant, Pamplico, SC               spin/weave     275,000          (2)
Delta 2 Plant, Wallace, SC                 dye/finish     347,000          (2)
Catawba Plant, Maiden, NC                        spin     115,000       Owned

Greer, SC                              Admin. Offices      12,000       Owned
Carter Plant, Wallace, NC                  dye/finish     485,000       Owned
Holly Plant, Wallace, NC                  knit/finish     224,000       Owned
Rainsford Plant, Edgefield, SC                   spin     296,000       Owned
Mickel Plant, Spartanburg, SC                    spin     207,000       Owned

Apparel Segment

Duluth, GA                             Admin. Offices      40,244      Leased
Maiden Plant, Maiden, NC          knit/dye/finish/cut     305,000       Owned
Washington Plant, Washington, GA                  sew     129,800       Owned
Distribution Center, Knoxville, TN       distribution     550,000       Owned
Decatur Plant, Decatur, TN                        sew      75,000       Owned(4)
Honduras Plant, San Pedro Sula,
  Honduras                                        sew      70,000      Leased(3)

Monroe #3, Monroe, GA                             cut      52,000       Owned
Monroe #2, Monroe, GA                        pressing      93,000       Owned
Harmony Plant, San Jose, Costa Rica               sew      14,000       Owned
San Jose Plant, San Jose, Costa Rica              sew      60,000      Leased(3)
316 Distribution Center, Winder, GA         warehouse     200,000       Owned
Various (5)    stores

Fitness Equipment Division
Independence, VA                        manufacturing     251,000       Owned

Item 2. PROPERTIES

(1) Lease expires in 1998 with the right to renew for two additional five year periods.
(2) Titles to these facilities and substantially all of the equipment located in such facilities are held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although the Company can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.
(3) The Honduras plant has a lease that expires in November 2000. The San Jose plant is leased on a month-to-month basis.
(4) The "Duck Head " Outlet Stores lease a portion of the facility for retail sales.
(5) The "Duck head" Outlet Stores Operation leases 31 facilities in 10 states, which leased space is approximately 173,000 square feet. These leases expire at various dates through 2005.

     Except as noted above all of the above facilities are owned by Delta Woodside or one of its subsidiaries, subject in certain cases to various outstanding mortgages and security interests.

     Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires December 1997. Sales offices are leased in or near Charlotte, New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles with leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes that its weaving and knitting plants are operating near full production capacity. Various factors affect the relative use by the Company's apparel segment of its own facilities and outside contractors in the various apparel production phases. This segment is currently using the majority of its internal production capacity. The fitness equipment operation is operating at approximately 75% of its production capacity.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

The Company's accounts receivable and inventory, and certain other intangible property (including the capital stock of the Company's major united states subsidiaries), secure the company's credit facility or the credit facility of the company's indirect wholly owned subsidiary, Delta Mills, Inc.
Item 3.   LEGAL PROCEEDINGS

     From time to time the Company and its subsidiaries are defendants in legal actions involving claims arising in the normal course of its business, including product liability claims. The Company believes that, as a result of its legal defenses, insurance arrangements and indemnification provisions with financially capable parties, none of these actions is reasonably likely to have a material adverse effect on its results of operations or financial condition taken as a whole.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1997 fiscal year.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 28, 1997 is incorporated herein by reference.

     The following table shows the issuances by the Company during fiscal 1997 of its shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.

                           Amount of    Class of       Nature of
     Date of Issuance    Common Stock   Persons       Transaction

     August 27, 1996          350       Employees    Service Awards
     September 16,1996        50        Employees    Service Awards
     March 26, 1996           50        Employees    Service Awards
     January 9,1997          100        Employees    Service Awards
     January 10, 1997         100       Employees    Service Awards
     January 14, 1997         200       Employees    Service Awards
     January 28, 1997         700       Employees    Service Awards
     February 11, 1997        200       Employees    Service Awards
     February 19,1997         100       Employees    Service Awards
     February 20, 1997        100       Employees    Service Awards
     February 24, 1997        100       Employees    Service Awards
     February 28, 1997        200       Employees    Service Awards
     June 17, 1997            550       Employees    Service Awards

     The Company believes these issuances are exempt from
registration under the   Securities Act of 1933 by reason of
Section 4(2) of the Securities Act of 1933 and as      not
constituting a "sale".

Item 6.   SELECTED FINANCIAL DATA

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 28, 1997 is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 9 (exclusive of graphs) of the Company's annual shareholders' report for the year ended June 28, 1997 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

     Not applicable.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements included on pages 14 through 20 of the Company's annual shareholders' report for the year ended June 28, 1997 are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

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



Item 14 (Continued)

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



Item 14 (Continued)


4.2.3 Second Amendment and Waiver Agreement dated as of December 20, 1996, among Delta Woodside
Industries, Inc., the guarantors identified as such on the signature pages attached, the lenders and agents, together with forms of certain real estate lien documents:
Incorporated by reference to Exhibit to the Form 10-Q of the Company for the quarterly period ended
December 28, 1996. The Company agrees to furnish supplementally to the securities and Exchange Commission a copy of any omitted schedules or exhibits to such agreement upon request of the Commission.

4.2.4 Credit Agreement dated as of August 25, 1997 among Delta Mills,Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several lenders from time to time party thereto, NationsBank, N.A., as Administrative Agent, and BNY Financial Corporation, as Collateral Agent, together with forms of certain related instruments, agreements and documents (excluding schedules):
Incorporated by reference to Exhibit 4.2.4 to Form 8-K/A of the Company with date of September 25, 1997. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.2.5      Credit Agreement dated as of
August 25, 1997 among Delta Woodside Industries,
Inc., as Borrower, certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several Lenders from time to time party thereto and NationsBank,
N. A. as Agent , together with forms of certain related instruments, agreements and documents (excluding schedules): Incorporated by reference to Exhibit 4.2.5 to Form 8-
K/A of the Company with date of September 25, 1997.
The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.2.6 Indenture, dated as of August 25, 1997 with respect to Delta Mills, Inc. $150,000,000 Series
A and Series B 9 5/8% Senior Notes due 2007, with
The Bank of New York, as Trustee, together with forms of certain related instruments, agreements and documents:
Incorporated by reference to Exhibit 4.2.6 to Form 8-K/A of the Company with date of September 25, 1997.


Item 14 (Continued)

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

10.3.1**            1995 Amendment to the Incentive Stock Award
               Plan effective as of November 9, 1995:
               Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of the Company for the quarterly period ended December 30, 1995 (the "December 1995 10-Q").

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




Item 14 (Continued)

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

10.8.1**            Directors Stock Acquisition Plan:
               Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

10.8.2**            Amendment of Director Stock Acquisition Plan,
               dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9                     See Exhibits 4.2, 4.2.1, 4.2.2, 4.2.3,
               4.2.4, 4.2.5, and 4.2.6.

13                       Annual Report to Shareholders of the
               Company for the fiscal year ended June 28, 1997.

21                       Subsidiaries of the Company.

23.1                     Report on Schedule and Independent
               Auditors' Consent for the years ended June 28, 1997, June 29, 1996 and July 1, 1995.

27                       Financial Data Schedule (electronic
               filing only).


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

Item 14 (Continued)

               (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended June 28, 1997.

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

                                   DELTA WOODSIDE INDUSTRIES,INC.


               9/26/97             /s/ E. ErwinMaddrey, II
      Date                         E. Erwin Maddrey, II
                                   President, Chief Executive Officer
                                   and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy          9/26/97        /s/ E. Erwin Maddrey  9/26/97
C. C. Guy               Date          E.Erwin Maddrey, II     Date
Director                              President, Chief Executive Officer
                                      and Director


/s/ James F. Kane      9/26/97        /s/ Bettis C.Rainsford    9/26/97
James F. Kane           Date          Bettis C. Rainsford         Date
Director                              Executive Vice President,
                                      Chief Financial Officer, Treasurer
                                      and Director


/s/ Max Lennon      9/24/97           /s/ Douglas J. Stevens     9/26/97
Max Lennon           Date             Douglas J.Stevens           Date
Director                              Controller and Assistant
Secretary


/s/ Buck A. Mickel            9/26/97
Buck A. Mickel                 Date
Director


/s/ Buck Mickel               9/26/97
Buck Mickel                    Date
Director

                             EXHIBIT INDEX


13 Annual Report to Shareholders of the Company for the fiscal year ended June 28, 1997.

21        Subsidiaries of the Company.

23.1 Report on Schedule and Independent Auditor's Consent for the years ended June 28, 1997, June 29, 1996 and July 1, 1995.


                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a) (1) and (2), (c) and (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED JUNE 28, 1997

                    DELTA WOODSIDE INDUSTRIES, INC.

                      GREENVILLE, SOUTH CAROLINA



                                  F-1



FORM 10-K--ITEM 14(a)(1) AND (2)




DELTA WOODSIDE INDUSTRIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Delta Woodside
Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 28, 1997 are incorporated by reference in Item 8:

     Consolidated balance sheets_June 28, 1997 and June 29, 1996.

     Consolidated statements of operations--Years ended June 28, 1997, June 29, 1996, and July 1, 1995.

     Consolidated statements of shareholders' equity--Years ended June 28, 1997, June 29, 1996, and July 1, 1995.

     Consolidated statements of cash flows--Years ended June 28, 1997
     June 29, 1996, and July 1,       1995.

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









                                  F-2


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         DELTA WOODSIDE INDUSTRIES, INC.

      COL. A                         COL. B                  COL. C                 COL. D         COL. E
                                   Balance at
  DESCRIPTION                      Beginning    (1)                    (2)         Deductions    Balance at End
                                   of Period   Charged to Costs Charged to Other    Describe       of Period
                                                 and Expenses    Accounts-Describe
Deducted from asset accounts
  Allowance for doubtful accounts:
Year ended June 28, 1997          $ 6,258,000   $ 1,215,000     $  (171,000)(2)   $ 1,944,000(1)    $5,358,000

Year ended June 29, 1996          $ 5,634,000   $ 2,577,000     $   695,000(2)    $ 2,648,000(1)    $6,258,000

Year ended July 1, 1995           $ 3,275,000   $ 3,311,000     $    36,000(2)    $   988,000(1)    $5,634,000

 Inventory reserves:
Year Ended June 28, 1997          $40,879,000                                     $16,415,000(3)   $24,464,000

Year ended June 29, 1996          $14,052,000   $26,827,000                       $40,879,000


NOTES:
(1)  Uncollectible accounts written off.
(2)  Net change in sales allowances charged to income as a reduction of sales.
(3)  Deducted from costs and expenses.