Form 10-Q
period 1997-09-27
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1997-11-12
CIK 806624

DWI10Q.DOC
11/7/97 3:45 PM

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1997

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


  233 North Main Street, Suite 200
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

Common Stock, $.01 Par Value--  24,572,573 shares as of November 4, 199

                                                       						INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                             	Page


	Condensed consolidated balance sheets--
	September 27, 1997 and June 28, 1997	                          3-4

	Condensed consolidated statements of income --
	Three months ended September 27, 1997 and
	September 28, 1996                                              	5

	Condensed consolidated statements of cash
	flows-- Three months ended September 27, 1997
	and September 28, 1996	                                          6

	Notes to condensed consolidated financial
	statements--September 27, 1997                                  	7

Item 2.	Management's Discussion and Analysis of
       	Results of Operations and Financial Condition          	8-9

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                             	9

Part II.  OTHER INFORMATION


Item 1.	Legal Proceedings	                                       10

Item 2.	Changes in Securities and Uses of Proceeds            	  10

Item 3.	Defaults upon Senior Securities	                         10

Item 4.	Submission of Matters to a Vote of Security
       	Holders	                                                 10

Item 5.	Other Information	                                       10

Item 6.	Exhibits and Reports on Form 8-K	                        10


SIGNATURES                                                      	11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                           			September 27,  	     June 28,
                                     		  	       1997        	       1997
                                           			(Unaudited)
                                                    			(In thousands)
ASSETS

CURRENT ASSETS
	Cash and cash equivalents	                   $   2,425	          $    2,696
	Accounts receivable:
		Factor	                                        81,580              	83,676
		Trade	                                         63,591	              58,717
		                                             	145,171	             142,393
		Less allowances for doubtful
    accounts and returns	                         4,697	               5,358
                                             			140,474	             137,035

	Inventories
		Finished goods                                	68,468              	70,343
		Work in process                               	67,605              	71,274
		Raw materials and supplies	                    19,067	              18,580
                                             			155,140             	160,197
     Deferred income taxes                       	9,627               	9,627
	Prepaid and other current assets 	               3,719	               2,386

                   TOTAL CURRENT ASSETS	        311,385	             311,941

PROPERTY, PLANT AND EQUIPMENT
	Cost                                          	372,806             	370,428
	Less accumulated depreciation	                 167,088	             160,017
                                             			205,718	             210,411

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED	                       25,100              	25,309
OTHER ASSETS	                                    15,241          	    10,279

                                            			$557,444            	$557,940

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                             			September 27, 	     June 28,
                                         			       1997     	        1997
                                             			 (Unaudited)


LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES
	Trade accounts payable                         	$  46,689	       $  46,834
 Accrued and sundry liabilities	                    23,882       	   29,458
	Current portion of long-term debt	                    646	           6,081

                 TOTAL CURRENT LIABILITIES	         71,217	          82,373

LONG-TERM DEBT, less current portion              	237,418	         227,516
DEFERRED INCOME TAXES                              	14,324          	14,324
OTHER LIABILITIES AND DEFERRED CREDITS              	8,786           	8,360

SHAREHOLDERS' EQUITY
	Common Stock, par value $.01--
	    authorized 50,000,000 shares, issued
	    and outstanding 24,572,000 shares
	    at September 27, 1997 and 24,518,000
	    shares at June 28, 1997                          	246	             245
	Additional paid-in capital                       	165,091	         164,811
	Retained earnings	                                 60,362	          60,311

                                               			 225,699	         225,367

                                                		$557,444	        $557,940

See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                        	           Three Months Ended
                                            	September 27,	   September 28,
                                      	         1997        	     1996
                                         	(In thousands, except per share data)


Net sales                                   	 $  170,686	       $  144,521
Cost of goods sold	                              144,624	          119,293
Gross profit on sales                            	26,062	           25,228
Selling, general and administrative expenses	     18,829	           18,354

                                                			7,233            	6,874

Other expense (income):
	Interest expense                                 	6,306	            5,172
	Interest income and other	                         (157)	            (451)
			                                                6,149	            4,721

	INCOME BEFORE INCOME TAXES	                       1,084	            2,153

Income taxes	                                        418	              150

NET INCOME 	                               $         666	     $      2,003

Net income per share	                      $         .03	     $        .08

Dividends per share of common stock	       $       . 025

Weighted average shares outstanding	              24,571	           24,510



See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                            	        Three Months Ended
                                               	September 27,	  September 28,
	                                         		        1997   	        1996
                                                  			   (In thousands)

OPERATING ACTIVITIES
  Net income                                   	$      666	    $       2,003
  Depreciation	                                      7,260	            6,687
  Amortization                                        	719              	498
  Other	                                               789             	 408
  Changes in operating assets and liabilities	      (4,986)  	        14,715

NET CASH  PROVIDED BY OPERATING ACTIVITIES          	4,448	           24,311

INVESTING ACTIVITIES
  Property, plant and equipment
    purchases                                      	(3,142)          	(9,640)
     Other	                                            181	              (39)

NET CASH (USED) BY INVESTING ACTIVITIES            	(2,961)          	(9,679)

FINANCING ACTIVITIES
  Proceeds from revolving line of credit	          109,500	            1,030
  Principal payments on revolving line of credit 	(255,000)          	(1,485)
  Proceeds of long-term debt                      	144,579
  Scheduled principal payments of long-term
    debt and capital lease obligations               	(164)            	(77)
  Dividends paid                                     	(614)
  Other	                                               (39)	             (8)

NET CASH (USED) BY FINANCING ACTIVITIES	            (1,738)	           (540)

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS      	(251)         	14,092
Cash and cash equivalents at beginning of period	    2,676	           6,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	   $      2,425	     $    20,363


See notes to condensed consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 27, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending
June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 1997.

NOTE B--SHORT-TERM DEBT

On August 25, 1997, a subsidiary of the Company that conducts the Company's textile segment operations, Delta Mills, Inc. ("DMI"), issued $150 million of unsecured ten-year senior notes, and obtained a secured $100 million five-year revolving line of credit (subject to borrowing base limitations). In addition, the Company also obtained a separate $20 million secured revolving line of credit. The net proceeds of the senior notes and the initial borrowings under the new revolving lines of credit were used to repay certain long-term debt. The increase in other assets is a result of deferred loan costs in connection with the new debt. For additional information on the refinancing, see Note D to the Company's financial statements for the year ended June 28, 1997.

NOTE C-INCOME TAXES

The effective income tax rate for the quarter ended September 27, 1997 was 39%, compared to 7% for the quarter ended September 28, 1996. The lower tax rate in the prior year was a result of a decrease in the valuation allowance for deferred taxes.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
      	  OPERATIONS AND FINANCIAL CONDITION

Consolidated net sales for the first quarter ended September 27, 1997 totaled $170,686,000, as compared to $144,521,000 in the prior year's first quarter, an increase of 18%. Net income was $666,000 for the quarter ended September 27, 1997 as compared to $2,003,000 for the quarter ended September 28, 1996. On a per share basis, net income was $.03 per share on the 24,571,000 average shares outstanding, as compared to $.08 per share on the 24,510,000 average shares outstanding in the first quarter of fiscal 1997.

Consolidated gross profit margin was 15% in the quarter ended September 27, 1997, as compared to 17% in the quarter ended September 28, 1996.
 During the first quarter of fiscal 1998, 67% of the Company's gross profit came from the textile segment compared to 65% in the first quarter of fiscal 1997. Apparel segment gross profit as a percent of total gross profit was 30%, approximately the same as in the first quarter of the prior year.

Consolidated operating earnings for the quarter ended September 27, 1997 were slightly higher than in the same quarter of the prior fiscal year. The slightly higher operating earnings were primarily attributable to the improved performance of the woven fabrics division of the textile segment.

The textile segment's net external sales for the first quarter of fiscal year 1998 were $115 million, as compared to $94 million for the first quarter of fiscal year 1997, an increase of 22%. Sales of the woven fabrics division were $89 million in the first quarter of fiscal year
1998 as compared to $72 million in the first quarter of fiscal year 1997, an increase of 23% resulting from an increase in unit sales and unit prices. Sales of woven fabrics to commercial accounts increased due both to increased capacity resulting from recent capital expenditures and to increased demand. Sales of woven government fabrics increased due to increased procurement activity. Sales of the knitted fabrics division were $31 million in the first fiscal quarter 1998 up from $28 million in the first quarter of fiscal year 1997, an increase of 13%. In the knitted fabrics division unit sales and unit prices increased.

The textile segment's gross profit margin in the first quarter of fiscal year 1998 was 15% of net outside sales, as compared to 14% in the first quarter of fiscal year 1997. During the first quarter of fiscal year 1998, woven fabrics division gross profit totaled $18 million, as compared to $13 million in the first quarter of fiscal year 1997. This gross profit increase was due principally to an increase in demand for both government and commercial fabrics. Gross margins in the knitted fabrics division showed small losses in both the most recent fiscal quarter and the same quarter a year ago. The textile segment's operating earnings for the first quarter of fiscal year 1998 were $10 million, as compared to $7 million in the first quarter of fiscal year 1997.

The apparel segment's net sales were $50 million, up 13% from the same quarter of the prior fiscal year. Sales of branded apparel and knitted apparel for printing both increased. The increased sales of branded apparel were due to more units sold at higher average prices. Unit sales of knitted apparel for printing increased, but average unit prices were down as compared to the same quarter in the prior year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

The apparel segment's gross profit declined to $8 million in the quarter ended September 27, 1997 as compared $10 million in the same quarter of the prior year. Improvements in the profit margins of branded apparel were more than offset by a decrease in margins in the knitted apparel for printing business. The decrease is a result of higher cost inventory in the knitted apparel for printing division having been sold at prices lower than in the same quarter of the prior year. The decreases in apparel segment gross profit resulted in a $2 million operating loss in the first quarter of fiscal 1998 compared to $1 million of earnings in the same quarter of the prior year.

The Company's order backlog at September 27, 1997, was $176,560,000 an
increase of 13% from order backlogs at September 28, 1996.   Order backlogs
increased in the textile segment, but were down in the apparel segment where an increase in the branded apparel backlog was offset by a 50% decrease in the knitted apparel for printing backlog.

Total inventories decreased to $155 million at September 27, 1997. Inventories decreased by approximately $11 million in the apparel segment compared to June 28, 1997, primarily due to a decrease in high cost inventories in the knitted apparel for printing division. The decrease in inventory in the apparel segment was offset in part by an increase in inventories in the textile division.

The effective income tax rate for the quarter ended September 27, 1997 was 39%, compared to 7% for the quarter ended September 28, 1996, and 21% for the fiscal year ended June 28, 1997. The lower tax rate in the prior year was a result of a decrease in the valuation allowance for deferred taxes.

During the quarter ended September 27, 1997, the Company began paying a dividend of $.025 per share, per quarter. Because of losses experienced during fiscal 1996, the Company had stopped paying dividends effective with the fourth quarter of fiscal 1996.

The Company believes that cash flow generated by its operations and funds available under its credit facilities will be sufficient to service its debt, pay dividends, satisfy day-to-day working capital needs and fund planned capital expenditures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Not Applicable.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings*

Item 2.	Changes in Securities and Use of Proceeds*

Item 3.	Defaults upon Senior Securities*

Item 4.	Submission of Matters to a Vote of Security Holders*

Item 5.	Other Information

		The following table shows the issuances by the Company during fiscal 1998 of its shares of Common Stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a
Form 10-Q.
              				    Amount of	   	Class of	      Nature of
	Date of Issuance  	Common Stock	    Persons	     Transaction

	October 10, 1997	      350	      	Employees      Service  Awards

Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits required by Item 601 of Regulation S-K

10.10		Registration Rights Agreement, dated as of August 25,
1997, by and among Delta Mills, Inc., Delta Mills
Marketing, Inc. and NationsBanc Capital Markets, Inc.:
Incorporated by reference to Exhibit 1.2 to Registration
Statement on Form S-4 of Delta Mills, Inc. (File No.
333-376-17).

10.11		Purchase Agreement relating to $150 million 9 5/8%
Senior Notes due 2007, dated August 20, 1997, by and among Delta Mills, Inc., Delta Mills Marketing, Inc. and
NationsBanc Capital Markets, Inc.: Incorporated by reference to Exhibit 1.1 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).


(b) Reports filed on Form 8-K

			During the first quarter of the fiscal year ended September 27, 1997, the Company filed Form 8-K with a date of August 25, 1997, as amended by Form 8-K/A, which reported Item 7, financial statements and exhibits.


* Items 1, 2, 3 and 4 are not applicable




SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          	Delta Woodside Industries, Inc.
                                                    	(Registrant)






Date            October 27, 1997                	/s/ Douglas J. Stevens
                                                	Douglas J. Stevens
	                                                Controller and
                                                 Assistant Secretary