Form 10-Q
period 1997-12-27
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1998-02-09
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997

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

Common Stock, $.01 Par Value--  24,573,585 shares as of February 2, 1998.

                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                                                    Page


  Condensed consolidated balance sheets--
  December 27, 1997 and June 28, 1997                              3-4

  Condensed consolidated statements of income --
  Three months ended December 27, 1997 and
  December 28, 1996                                                  5

  Condensed consolidated statements of cash
  flows-- Three months ended December 27, 1997
  and December 28, 1996                                              6

  Notes to condensed consolidated financial
  statements--December 27, 1997                                      7

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition            8-10

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                                10

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         11

Item 2.   Changes in Securities and Uses of Proceeds                11

Item 3.   Defaults upon Senior Securities                           11

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                   11

Item 5.   Other Information                                         11

Item 6.   Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                          13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
                                      December 27,  June 28,
                                         1997        1997
                                      (Unaudited)
                                            (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $    6,833   $    2,696
  Accounts receivable:
    Factor                               77,773       83,676
    Trade                                58,769       58,717
                                        136,542      142,393
    Less allowances for doubtful
           accounts and returns           5,017        5,358
                                        131,525      137,035

  Inventories
    Finished goods                       77,093       70,343
    Work in process                      56,560       71,274
    Raw materials and supplies           18,045       18,580
                                        151,698      160,197
     Deferred income taxes                4,568        9,627
  Prepaid and other current assets        3,726        2,386

              TOTAL CURRENT ASSETS      298,350      311,941

PROPERTY, PLANT AND EQUIPMENT
  Cost                                  376,503      370,428
  Less accumulated depreciation         174,240      160,017
                                        202,263      210,411

EXCESS OF COST OVER ASSIGNED VALUE
   OF NET ASSETS ACQUIRED                24,890       25,309

OTHER ASSETS                             15,337       10,279

TOTAL ASSETS                           $540,840     $557,940



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                          December 27, June 28,
                                             1997        1997
                                          (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                      37,820  $  46,834
  Accrued and sundry liabilities              25,633     29,458
  Current portion of long-term debt           16,653      6,081

             TOTAL CURRENT LIABILITIES        80,106     82,373

LONG-TERM DEBT, less current portion         217,317    227,516
DEFERRED INCOME TAXES                         10,033     14,324
OTHER LIABILITIES AND DEFERRED CREDITS         8,865      8,360

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01--
      authorized 50,000,000 shares, issued
      and outstanding 24,573,000 shares
      at December 27, 1997 and 24,518,000
      shares at June 28, 1997                    246        245
  Additional paid-in capital                 165,092    164,811
  Retained earnings                           59,181     60,311

TOTAL SHAREHOLDERS' EQUITY                   224,519    225,367

COMMITMENTS AND CONTINGENCIES

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $540,840   $557,940


See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                              Three Months Ended        Six Months Ended
                           December 27, December 28, December 27, December 28,
                                 1997       1996         1997       1996
                                 (In thousands, except per share data)


Net sales                   $ 155,816    $ 162,671    $ 326,502   $ 307,192
Cost of goods sold            132,771      136,604      277,395     255,897
Gross profit on sales          23,045       26,067       49,107      51,295
Selling, general and
  administrative expenses      18,464       18,492       37,293      36,846
Other income (expense)             44        1,321          117       1,513
Operating Profit                4,625        8,896       11,931      15,962

Other expense (income):
  Interest expense              5,669        5,959       11,975      11,131
  Interest income                (118)        (101)        (202)       (360)
                                5,551        4,858       11,773      10,771
  INCOME (LOSS) BEFORE
    INCOME TAXES                 (926)       3,038          158       5,191

Income taxes                      356          880           62       1,030

    NET INCOME (LOSS)        $   (570)   $   2,158      $    96   $   4,161

Net income (loss) per share  $   (.02)   $     .09      $     0   $     .17

Dividends per share of
  common stock               $   .025                   $   .05
Weighted average shares
  outstanding                  24,573       24,511       24,572      24,511



See notes to condensed consolidated financial statements



DELTA WOODSIDE INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                             Six Months Ended
                                          December 27, December 28,
                                              1997         1996
                                                 (In thousands)

OPERATING ACTIVITIES

  Net income                               $      96   $    4,161
  Depreciation                                14,522       13,636
  Amortization                                 1,462          996
  Other                                        2,039        5,785
  Changes in operating assets and
     liabilities                                 283      (6,621)

NET CASH PROVIDED BY OPERATING ACTIVITIES     18,402       17,957

INVESTING ACTIVITIES
   Property, plant and equipment purchases    (7,339)     (12,784)
   Other                                         256        1,300

NET CASH (USED) BY INVESTING ACTIVITIES       (7,083)     (11,484)


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit    141,000          965
  Principal payments on revolving lines
    of credit                               (290,500)      (6,485)
  Proceeds of long-term debt                 143,935
  Scheduled principal payments of
    long-term debt and capital
    lease obligations                           (259)        (158)
  Dividends paid                              (1,229)
  Other                                         (109)         (78)


NET CASH (USED) PROVIDED BY
  FINANCING ACTIVITIES                        (7,162)      (5,756)

INCREASE IN CASH AND
  CASH EQUIVALENTS                             4,157          717

Cash and cash equivalents at beginning
 of period                                     2,676        6,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  6,833     $  6,988

See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 27, 1997

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 1997.

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

NOTE C-INCOME TAXES

The effective income tax rate for the quarter and six months ended December 27, 1997 was 39%, compared to 21% for the fiscal year ended June 27, 1997. The lower tax rate in the prior year was a result of a decrease in the valuation allowance for deferred taxes.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Net sales for the second quarter of fiscal year 1998 totaled $156 million as compared to $163 million in the first quarter of the prior fiscal year, a decrease of 4%. A decline in sales and profits from the textile and apparel segments resulted in a net loss for the current quarter compared to net income of $2 million in the second quarter of the prior fiscal year.
In the first six months of fiscal 1998, sales increased by approximately $19 million compared to the same period in the prior fiscal year. The textile segment led the Company in sales increases, principally in sales of woven fabrics.

Gross profit margin was 15% in the second quarter of fiscal year 1998, as compared to 16% in the same quarter of the prior fiscal year. During the second quarter of fiscal 1998, 63% of the Company's gross profit came from the textile segment compared to 60% in the second quarter of fiscal 1997. Apparel segment gross profit as a percent of total gross profit was 29%, compared to 33% in the second quarter of the prior fiscal year. In the first six months of fiscal 1998, a decrease in gross profit in the apparel segment more than offset an increase in gross profits in the textile segment.

Operating earnings for the second quarter of fiscal 1998 were down $4 million compared to the same quarter of the prior fiscal year. The downturn in operating profits in the second quarter of the current fiscal year came in the both the textile and apparel segments. In the first six months of fiscal 1998, operating earnings declined in the apparel segment, but stayed level in the textile segment compared to the same period in the prior fiscal year.

The textile segment's net external sales for the second quarter of fiscal year 1998 were $110 million, down slightly compared to $111 million in the second quarter of fiscal year 1997. Net sales in the woven fabrics division were down slightly at $85 million in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997, primarily due to a decline in sales of commercial fabrics. Net external sales in the knitted fabrics division were also down slightly at $25 million in the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997. Units sold as well as unit prices decreased in the knitted fabrics division.

Net external sales in the textile segment for the six months of fiscal year 1998 totaled $225 million, as compared to $205 million for the six months of the prior fiscal year, an increase of 10%. Sales of the woven fabrics division were $174 million in the first six months of fiscal year 1998 as compared to $158 million in the same period of the prior fiscal year, an increase of 10% resulting from an increase in unit sales and unit prices. Net sales of the knitted fabrics division were $51 million for the first six months of fiscal year 1998, up from the same period of the prior fiscal year.

The gross profit margin of the textile segment in the second quarter of fiscal 1998 was 13%, down slightly compared to 14% in the second quarter of fiscal 1997. During the second quarter of fiscal 1998, the woven fabric division's gross profit was $15 million, approximately the same as compared to the second quarter of fiscal 1997. Gross profit in the knitted fabrics division decreased from a profit of $.6 million in the second quarter of fiscal 1997 to a loss of $.4 million in the second quarter of fiscal 1998. This decline was due to reduced unit volume and to an increase of off-quality production.

The gross profit margin for the textile segment in the first six months of fiscal year 1998 was 14%, approximately the same when compared to the first six months of the prior fiscal year. During the first six months of fiscal year 1998, the woven fabric division's gross profit was $32 million, compared to $28 million for the first six months of the prior fiscal year. The gross profit increase was due principally to an increase in demand for both woven government and commercial fabrics supported by increased
capacity in cotton fabric production.   Gross profit in the knitted fabrics
division declined from a profit of $.5 million for the first six months of fiscal year 1997 compared to

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

a loss of $.6 million for the first six months of fiscal year 1998. This decline was due primarily to an increase in off-quality production.

Operating earnings of the textile segment for the second quarter of fiscal 1998 were $8 million, as compared to $11 million in the second quarter of fiscal 1997. Operating earnings in the woven fabrics division declined to $11 million in the second quarter of fiscal 1998, from $13 million in same
quarter of the prior fiscal year.   Operating earnings in the second
quarter of the prior fiscal year included a $1.2 million gain on the sale of a warehouse in the woven fabrics division. The knitted fabrics division reported operating losses in the second quarter of fiscal 1998 and in the second quarter of fiscal 1997.

Operating earnings in the textile segment for the first six months of fiscal year 1998 were $18 million, approximately the same as in the first six months of the prior fiscal year. Operating earnings in the woven fabrics division were $24 million in the first six months of fiscal year 1998, up from $22 million for the first six months of the prior fiscal
year.   Earnings for the first six months of the prior fiscal year included a $1.2 million gain described in the preceding paragraph. Operating losses in the knitted fabrics division increased in the current six months compared to the same period of the prior fiscal year.

The apparel segment's net sales in the second quarter of fiscal year 1998 were $40 million, down $6 million from the same quarter of the prior fiscal year. Sales of branded apparel increased based on an increase in unit sales, however average unit prices decreased along with increased sales of obsolete inventory. Sales of knitted apparel for printing decreased by $7 million as a result of from worsening market conditions, as reflected in a decline in units sold and average unit prices. The apparel segment's net sales for the six months ended December 27, 1997 were $90 million, approximately the same as in the first six months of the prior fiscal year. For the first six months of fiscal year 1998, an increase in sales of branded apparel was offset by a decrease in sales of knitted apparel for printing as compared to the first six months of fiscal year 1997. For the first six months of fiscal year 1998 an increase of units sold in the branded apparel business offset a decline in average unit prices for both branded apparel and knitted apparel for printing, as well as a decline in unit sales of knitted apparel for printing when compared to the first six months of the prior fiscal quarter.

The apparel segment's gross profit declined to $6.7 million in the second quarter of fiscal year 1998, as compared $8.5 million in the same quarter of the prior year. Increases in the profit margins of branded apparel were more than offset by a decrease in margins in the knitted apparel for printing business. The decrease is a result of fewer units sold and at prices lower than in the same quarter of the prior year. The decreases in apparel segment gross profit resulted in a $3.3 million operating loss in the first quarter of fiscal 1998 compared to a $1.1 million loss in the same quarter of the prior fiscal year. Operating losses in the apparel segment for the first six months of fiscal year 1998, were $5.4 million as compared to losses of $.3 million in the first six months of the prior fiscal year. As with the current quarter, profits in the branded apparel business increased and turned positive compared to the first six months of the prior fiscal year, while the knitted apparel business experienced losses for the first six months of the current fiscal year.

The Company's order backlog at December 27, 1997, was $157 million a
decrease of 2% from order backlogs at December 28, 1996.   Order backlogs
increased in the textile segment, but were down in the apparel segment where the knitted apparel for printing backlog was down by 44% compared to the backlog at December 28, 1996.

Total inventories decreased to $152 million at December 27, 1997, from $106 million at June 27, 1998, an increase in inventory in the textile segment was more than offset by decreases in the apparel segment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

With respect to certain South Carolina plants, the Company is working with the appropriate state agency in developing a corrective action plan for addressing toxicity and other permit-related issues including upgrades at the Company's Delta 2 and 3 finishing plants. A Delta 2 and 3 consent order (#97-109W) became effective on December 2, 1997. The order requires correction of waste treatment plant deficiencies by November 1, 1998. Construction to upgrade the treatment process has commenced. The upgrades are estimated to cost between $2.0 million and $2.5 million. Management believes construction will be complete, deficiencies corrected, and the upgraded treatment process in operation before the November 1, 1998 deadline.

As described in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, the Company's Nautilus business has been named as a potentially responsible party ("PRP") under CERCLA with respect to three sites. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

At the site in Mississippi, the PRP group has completed the surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and , based on volume, the Selling Corporation contributed approximately 3% of the site's material. There is significant groundwater contamination at the site, but there is no current estimate of the cost of remediating such contamination.

Trichloroethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation.

The effective income tax rate for the first six months of fiscal year 1998 was 39%, compared to 20% for the first six months of the prior fiscal year. The lower tax rate in the prior year was a result of a decrease in the valuation allowance for deferred taxes.

During the quarter ended September 27, 1997, the Company began paying a dividend of $.025 per share per quarter. Because of losses experienced during fiscal 1996, the Company had stopped paying dividends effective with the fourth quarter of fiscal year 1996.

The Company believes that cash flow generated by its operations and funds available under its existing credit facilities will be sufficient to service its debt, pay dividends, satisfy day-to-day working capital needs and fund planned capital expenditures.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders

          The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 6, 1997:

 Election of                                                         Broker
  Directors        For           Against  Withheld   Abstentions    Nonvotes

C. C. Guy         20,744,902           0  1,482,019       N/A          N/A
J. F. Kane        20,747,771           0  1,479,150       N/A          N/A
M. Lennon         20,745,558           0  1,481,362       N/A          N/A
E. E. Maddrey, II 20,728,510           0  1,498,411       N/A          N/A
B. Mickel         20,729,680           0  1,497,241       N/A          N/A
B. A. Mickel      20,740,595           0  1,486,326       N/A          N/A
B. C. Rainsford   20,730,030           0  1,496,891       N/A          N/A

Ratification of
Appointment of
KPMG Peat Marwick
as Independent
Auditors
For Fiscal 1998   22,159,014      13,253     54,654       N/A          N/A

Long-term
Incentive Plan    15,293,396   3,491,098    408,225       N/A          N/A

Amendment to the
Incentive Stock
Award Plan        15,179,755   3,589,096    423,979       N/A          N/A

Amendment to the
Incentive Stock
Award Plan to
delete the provision
excluding 5% or
more of the
outstanding common
Stock             16,507,708   2,314,041    368,111       N/A          N/A

Amendment to the
Option Plan       14,881,538   3,923,051    387,344       N/A          N/A

Item 5.   Other Information*




PART II.  OTHER INFORMATION--Continued

Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits required by Item 601 of Regulation S-K

            None

       (b) No reports were filed on form 8-K during the quarter ended December 27, 1997.



* Items 1, 2, 3 and 5 are not applicable


                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Delta Woodside Industries, Inc.
                                 (Registrant)






Date    2/9/98                   /s/ Douglas J.Stevens
                                 Douglas J. Stevens
                                 Controller and
                                 Assistant Secretary