Form 10-Q/A
period 1998-03-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1998-05-18
CIK 806624

The following items were the subject of
                                 Form 12b-25 and are included herein:  Part I
                                                                      All items


        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q/A


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998

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

Common Stock, $.01 Par Value--  24,578,530 shares as of April 29,
1998.


                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  March 28, 1998 and June 28, 1997                              3-4

  Condensed consolidated statements of operations--
  Three and nine months ended March 28, 1998 and
  March 29, 1997                                                  5

  Condensed consolidated statements of cash
  flows-Nine months ended March 28, 1998
  and March 29, 1997                                              6

  Notes to condensed consolidated financial
  statements-March 28, 1998                                       7

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition        8-10

Item 3.   Quantitative and Qualitative Disclosures
          about Market Risk                                      10

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 2.   Changes in Securities and Uses of Proceeds             11

Item 3.   Defaults upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of Securities
          Holders                                                11

Item 5.   Other Information                                      11

Item 6.   Exhibits and Reports on Form 8-K                       12


SIGNATURES                                                       13



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 28,     June 28,
                                           1998           1997
                                              (Unaudited)
                                              (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $  10,871  $   2,696
  Accounts receivable:
        Factor                                64,506     83,676
        Trade                                 40,346     58,717
                                             104,852    142,393

        Less Allowances for doubtful
          accounts and returns                 2,638      5,358
                                             102,214    137,035
    Inventories:
        Finished goods                        64,619     70,343
        Work in process                       54,038     71,274
        Raw materials and supplies            13,520     18,580
                                             132,177    160,197
  Prepaid and other current assets             3,552      2,386
  Deferred income tax                         13,602      9,627
  Current assets of discontinued operations   42,987

                   TOTAL CURRENT ASSET       S305,403   311,941

PROPERTY, PLANT and EQUIPMENT
  Cost                                       280,127    273,393
  Accumulated depreciation                   119,093     97,912
                                             161,034    175,481

Other assets                                  21,502     24,139
Noncurrent assets of discontinued operations  34,384     46,379

                   TOTAL ASSETS             $522,323   $557,940



PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                   $  35,818  $  46,834
  Accrued and sundry liabilities              25,083     27,930
  Accrued restructuring charge                17,277      1,528
  Current portion of long-term debt           83,622      6,081

              TOTAL CURRENT LIABILITIES     S161,800  $  82,373

LONG-TERM DEBT, less current portion         157,134    227,516

DEFERRED INCOME TAXES AND OTHER LIABILITIES   25,065     22,684

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01-authorized
  50,000,000 shares, issued and
  outstanding 24,578,000
  at March 28, 1998 and 24,518,000 shares at
  June 28, 1997                                  246        245
  Additional paid-in capital                 165,129    164,811
  Retained earnings                           12,949     60,311

SHAREHOLDERS' EQUITY                         178,324    225,367

    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                $522,323   $557,940

See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                Three Months Ended        Nine Months Ended
                                 March 28,  March 29,    March 28,  March 29,
                                      1998     1997        1998      1997
                                    (In thousands, except per share data)

Net sales                       $  121,516 $ 133,731  $   385,585 $  382,259
Cost of goods sold                  97,601   108,168      314,786    309,596
    Gross profit on sales           23,915    25,563       70,799     72,663
Selling, general and
  administrative expenses           15,360    12,587       43,646     39,230
Other expense (income)                (101)     (240)        (101)    (1,543)
Restructuring charge                 8,895                  8,895

    Operating profit (loss)           (239)   13,216       18,359     34,976

Interest expense, net                5,590     6,059       17,526     17,166
Interest (income)                     (132)     (196)        (295)      (532)
                                     5,458     5,863       17,231     16,634
Income (loss) from continuing
 operations before income taxes     (5,697)    7,353        1,128     18,342
Income taxes expense (benefit)      (1,424)    2,831          282      7,062

INCOME (LOSS) FROM
  CONTINUING OPERATIONS        $    (4,273) $  4,522    $     846   $ 11,280

  (Loss) on disposal of discontinued
    operations less applicable
    income taxes                   (37,042)               (37,042)

  (Loss) from operations of
   discontinued businesses
   less applicable income taxes     (4,302)   (1,914)      (9,325)    (4,511)

  (Loss) from discontinued
    operations                     (41,344)   (1,914)     (46,367)    (4,511)

NET INCOME (LOSS)               $  (45,617) $  2,608   $  (45,521)  $  6,769

Basic and diluted earnings
  (loss) per share:
  Continuing operations         $    (0.17) $   0.18   $     0.03   $   0.46
  Discontinued Operations       $    (1.68) $  (0.08)  $    (1.89)  $ ( 0.18)
  Net earnings (loss)           $    (1.86) $   0.11   $    (1.85)  $   0.28

Dividends per share             $     .025  $   .000   $     .075   $   .000
Weighted average shares
  outstanding                       24,574    24,515       24,573     24,512

See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    Nine Months Ended
                                                  March 28,     March 29,
                                                    1998          1997
                                                      (In thousands)


OPERATING ACTIVITIES
  Net income (loss)                               $ (45,521)    $  6,769

    Adjustments to reconcile net income to
      cash provided by operating activities:
    Discontinued operations                          22,351        1,376
    Depreciation                                     21,248       15,284
    Amortization                                      1,484        1,142
    Write down of goodwill                            7,459
    Other                                              (946)       1,882
    Changes in operating assets and liabilities      12,882       (6,932)

NET CASH PROVIDED BY OPERATING ACTIVITIES            18,957       19,521

INVESTING ACTIVITIES
   Property, plant and equipment purchases           (8,056)     (16,939)
   Net investing activities of discontinued
     operations                                      (2,147)        (947)
   Other                                                556        2,089

NET CASH (USED) BY INVESTING ACTIVITIES              (9,647)     (15,797)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit           206,755       14,904
  Payments on revolving lines of credit            (349,255)     (27,096)
  Proceeds from long-term debt                      145,688        6,942
  Scheduled payments of long-term debt                 (510)        (276)
  Dividends paid                                     (1,843)
  Other                                              (1,970)         (78)

NET CASH (USED) BY FINANCING ACTIVITIES              (1,135)      (5,604)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    8,175       (1,880)

Cash and cash equivalents at beginning of period      2,696        6,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $  10,871     $  4,391



See notes to condensed consolidated financial statements


DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 28, 1998


NOTE A-BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending June 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 1997. Certain amounts for fiscal 1997 have been reclassified to conform to the fiscal 1998 presentation.

NOTE  B-OPERATIONS BY INDUSTRY SEGMENT
Effective for the fiscal year ending June 27, 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions which engage in business activity, whose operating results are regularly reviewed by the chief operating officer. The Company has three segments in continuing operations:
Delta Mills Marketing Company, Delta Apparel and Duck Head Apparel. Delta Mills Marketing Company manufactures and sells woven fabrics for apparel and home furnishing manufacturers. Delta Apparel manufactures and sells T-shirts, fleece goods, and sportswear.
Duck Head Apparel manufactures and sells casual apparel under the brand name "Duck Head" to department stores and specialty retailers. Operating profit does not include interest expense or interest income. The Company also has two segments which are presented as discontinued operations: Stevcoknit Fabrics Company and Nautilus International. Stevcoknit Fabrics Company manufactures and sells knitted fabrics, and Nautilus International manufactures and sells fitness equipment.


                                   Three Months Ended     Nine Months Ended
                                   March 28,  March 29,  March 28,  March 29,
                                     1998       1997        1998      1997

Net Sales
  Delta Mills Marketing Company
   Unaffiliated customers       $  74,323  $   82,589    $248,025  $240,728
   Intersegment                       155                     191         5
                                   74,478      82,589     248,216   240,733
  Delta Apparel
    Unaffiliated customers         25,526      28,850      74,370    82,413
    Intersegment                                   20          83       404
                                   25,526      28,870      74,453    82,817
  Duck Head Apparel
    Unaffiliated customers         21,567      22,164      62,688    58,768
    Intersegment                                                        140
                                   21,567      22,164      62,688    58,908

  Eliminations and other
    Unaffiliated customers            100         128         302       350
    Intersegment                     (155)        (20)       (274)     (549)
                                       55         108          28      (199)

        Total net sales          $121,516    $133,731    $385,585  $382,259
Operating Profit(Loss):
  Delta Mills Marketing Company  $  9,930    $ 12,549    $ 33,949  $ 34,574
  Delta Apparel                    (7,469)         30     (14,281)      398
  Duck Head Apparel                (2,626)        362      (1,211)     (285)
  Other                               (74)        275         (98)      289

    Total Operating Profit (Loss)    (239)     13,216      18,359    34,976
  Interest expense                  5,590       6,059      17,526    17,166
  Interest (income)                  (132)       (196)       (295)     (532)
    Income (Loss)from
      Continuing Operations
      Before Income Taxes        $ (5,697)   $  7,353    $  1,128  $ 18,342


                                  March 28,   June 28,
                                    1998       1997
Identifiable Assets:
  Delta Mills Marketing Company  $234,127    $249,637
  Delta Apparel                   104,554     120,500
  Duck Head Apparel                87,505      84,218
  Discontinued operations          77,371      97,553
  Corporate and other              18,766       6,032
   Total identifiable assets     $522,323    $557,940



                                    Nine Months Ended


                                  March 28,   March 29,
                                    1998        1997

Depreciation and Amortization:
  Delta Mills Marketing Company $   7,945    $  7,488
  Delta Apparel                    18,104       5,680
  Duck Head Apparel                 3,005       2,548
  Discontinued Operations          14,170       5,663
  Other                             1,131         710
      Total depreciation and
        amortization             $ 44,355    $ 22,089
Capital Expenditures:
  Delta Mills Marketing Company       354       8,992
  Delta Apparel                       914       2,104
  Duck Head Apparel                 6,173       2,270
  Discontinued Operations           2,478       1,090
  Other                                29          84
      Total capital expenditures $  9,948    $ 14,540


NOTE  B-OPERATIONS BY INDUSTRY SEGMENT--Continued
Intersegment sales are at prices comparable to unaffiliated customer sales. Intersegment operating profit related to intersegment sales is not significant. Operating profit is total revenue less operating expenses, excluding interest expense and interest income. During the third quarter of fiscal 1998, Delta Apparel took a $7.5 million impairment charge to write-off goodwill, and Duck Head Apparel recognized a charge of $1.4 million primarily associated with the closing of certain retail stores. Depreciation and amortization include certain write-downs of property, equipment and goodwill. Identifiable assets are those assets that are used in the operations of each segment. Corporate and other identifiable assets include deferred loan costs of $5.4 million and cash of $8.9 million at March 28, 1998.

NOTE C-DISCONTINUED OPERATIONS
On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and to sell its Nautilus International division (fitness equipment). Accordingly, operating results for those segments have been reclassified and reported as discontinued operations. The Company is selling the assets of the Stevcoknit division, and has retained a firm to sell the Nautilus International fitness equipment business. The Company expects to complete disposition of these businesses during calendar year 1998.

In connection with the decision to discontinue these businesses, the Company has recognized a loss on disposal of discontinued operations of $37 million including a provision of $8.0 million for losses during the phase-out period and an income tax benefit of $1.2 million. The Company believes that it will recover the net book value of the assets of the Stevcoknit division. However, at the present time, the Company does not have appraisals or other evidence suggesting a fair-market value for the Nautilus International fitness equipment business. At March 28, 1998, fitness equipment division assets included accounts receivable, inventory, property and intangibles with a net book value of $6.1 million, $4.8 million, $11.8 million and $11.0 million, respectively. The amount the Company will ultimately realize from the sale of the fitness equipment division could differ materially from the carrying value of the business.

The assets of discontinued businesses at March 28, 1998 and June
28, 1998, are as follows:

                           March 28, 1998   June 28, 1997
Accounts Receivable          $   23,177      $   24,504
Inventory                        19,536          26,396
Other current assets                274             274
   Total current assets          42,987          51,174
Property, plant and equipment
  net of accumulated
  depreciation                   23,426          34,903
Intangibles                      10,958          11,476
      Total Assets            $  77,371       $  97,553


NOTE C-DISCONTINUED OPERATIONS--Continued

Summarized results of operations for discontinued businesses are as follows:

                                  Three Months Ended     Nine Months Ended
                                 March 28,   March 29,  March 28,   March 29,
                                    1998       1997        1998       1997


Net Sales                        $  25,361 $  30,142  $  87,794  $  88,806
Cost and expenses                   28,332    34,118     97,432     98,580
(Loss) before income taxes          (2,971)   (3,976)    (9,638)    (9,774)
Income tax expense (benefit)         1,331    (2,062)      (313)    (5,263)
(Loss) from discontinued
  operations                     $  (4,302)$  (1,914) $  (9,325) $  (4,511)


NOTE D-DEBT
On August 25, 1997, a subsidiary of the Company that conducts the Company's textile operations, Delta Mills, Inc. ("DMI"), issued $150 million of unsecured ten-year senior notes, and obtained a secured $100 million five-year revolving line of credit (subject to borrowing base limitations). In addition, the Company also obtained a separate $20 million secured revolving line of credit. The net proceeds of the senior notes and the initial borrowings under the new revolving lines of credit were used to repay certain long-term debt. Deferred loan costs in connection with the new debt led to an increase in other assets.. For additional information on the refinancing, see Note D to the Company's financial statements for the year ended June 28, 1997.

Due to the restructuring and impairment charges made to income related to discontinued operations in the most recent quarter, the Company was in violation of two covenants of the revolving loan credit agreement between its Delta Mills, Inc. subsidiary and the four financial institutions participating in the credit agreement. The Company has secured waivers to the credit agreement providing for a grace period of three months. During that period the Company expects to reach agreement to amend the covenants so that the Company will be in compliance. Pending receipt of the amendment the $68 million outstanding has been classified as current in the accompanying financial statements.

The Company has replaced its $20 million revolving credit facility with a $30 million (subject to borrowing base limitations) revolving credit facility as of May 7, 1998. This new facility is backed by certain accounts receivable and inventory of Delta Apparel, Duck Head Apparel and Nautilus International. This credit facility has a term of one year and carries an interest rate that is two percentage points above the London Interbank Borrowing Rate.


NOTE E-INCOME TAXES
The effective income tax rate for the nine months ended March 28, 1998 is 3%, compared to 21% for the fiscal year ended June 28, 1997. The tax benefit rate is lower than the income tax expense rate in previous year, because of an increase in the valuation allowance against deferred tax assets. Net losses generated more deferred tax assets in the current year than the Company is able to recognize.



NOTE F-EARNINGS PER SHARE
The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128. The statement requires companies to present basic and diluted earnings per share. Common stock equivalents are approximately .1% of weighted average shares outstanding for the periods presented, and do not affect the calculation of earnings per share. These common stock equivalents are attributable to the stock option plan where the options have vested, but have not yet been exercised.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Effective for the fiscal year ending June 27, 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions whose operating results are regularly reviewed by the chief operating officer. The Company has three segments in continuing operations: Delta Mills Marketing Company, Delta Apparel and Duck Head Apparel. Delta Mills Marketing Company manufactures and sells woven fabrics for apparel and home furnishing manufacturers. Delta Apparel manufactures and sells T-shirts, fleece goods, and sportswear. Duck Head Apparel manufactures and sells casual apparel under the brand name "Duck Head" to department stores and specialty retailers. Operating profit does not include interest expense or interest income. The Company also has two segments which are presented as discontinued operations: Stevcoknit Fabrics Company and Nautilus International. Stevcoknit Fabrics Company manufactures and sells knitted fabrics, and Nautilus International manufactures and sells fitness equipment.

Net sales for the third quarter ended March 28, 1998 were $121.5 million as compared to net sales of $133.7 million in the quarter ended March 29, 1997. Net loss from continuing operations in the quarter ended March 28, 1998 was $4.3 million, or $.17 per share, as compared to net income from continuing operations of $4.5 million, or $.18 per share, in the quarter ended March 29, 1997. The net loss from continuing operations for the most recent quarter included pre-tax charges of $8.9 million related to impairment of goodwill at Delta Apparel and restructuring reserves established at Duck Head Apparel.

Net loss in the quarter ended March 28, 1998 was $45.6 million, or $1.86 per share, as compared to net income of $2.6 million, or $.11 per share in the quarter ended March 29, 1997. During the quarter ended March 28, 1998, the Company made the decision to close its Stevcoknit Fabrics division and to sell its Nautilus International division.

In connection with the decision to discontinue these businesses, the Company has recognized a loss on disposal of discontinued operations of $37 million including a provision of $8.0 million for losses during the phase-out period and an income tax benefit of $1.2 million. The Company believes that it will recover the net book value of the assets of the Stevcoknit division. However, at the present time, the Company does not have appraisals or other evidence suggesting a fair-market value for the Nautilus International fitness equipment business. At March 28, 1998, fitness equipment division assets included accounts receivable, inventory, property and intangibles with a net book value of $6.1 million, $4.8 million, $11.8 million and $11.0 million, respectively. The amount the Company will ultimately realize from the sale of the fitness equipment division could differ materially from the carrying value of the business.

Consolidated gross profit margin from continuing operations was 20% in the most recent quarter as compared to gross profit margin from continuing operations of 19% in the same quarter of last fiscal year. Consolidated operating loss in the quarter ended March 28, 1998 was $.2 million as compared to a consolidated operating profit from continuing operations of $13.2 million for the quarter ended March 29, 1997. A discussion of the comparable differences in sales volume, operating margin, and operating profit will be found in the segment discussions that follow.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

Sales at Delta Mills Marketing Company for the most recent quarter declined $8.3 million from the comparable quarter of fiscal 1997. Principal reasons for the decline in sales were substantially fewer units of unfinished fabrics and fewer units of cotton menswear fabrics being shipped in the most recent quarter.

The fewer units of menswear shipments were due to deferments of shipments from some of the division's garment manufacturing customers. The Company believes that these deferments were caused by retailers' adjustments to inventories arising from slower than anticipated retail demand for clothing during the winter. These deferred shipments have now been ordered shipped by the division's customers. Despite lower sales volume, gross margin remained level with the comparable quarter of last fiscal year. Operating profits declined by $2.6 million, due principally to the lower volume being shipped. For the nine months ended March 28, 1998, sales of Delta Mills Marketing were 3% higher than for the comparable period of last fiscal year. Gross margins and operating profits were substantially the same in the most recent nine month period as compared to the first nine months of the prior fiscal year.

Sales at Delta Apparel declined $3.3 million in the most recent quarter, compared to the same quarter in the prior fiscal year. This decline in sales was due both to lower unit prices and to fewer units being shipped than in the same quarter of last fiscal year. Gross profit margin improved by 7% in the most recent quarter due principally to improved operating efficiencies. Operating profits before impairment charges were breakeven as compared to breakeven in the comparable quarter of the prior fiscal year. During the current quarter, the Company determined that the goodwill related to the prior acquisition of an entity, a portion of which is included in the assets of Delta Apparel, was impaired. A charge of $7.5 million was taken in the current fiscal quarter to write off this goodwill. Reported operating loss, including this impairment charge, was $7.5 million in the quarter ended March 28, 1998. Sales for the nine months ended March 28, 1998 were 10% lower than in the same period of last fiscal year, due principally to lower unit prices for products shipped in the most recent nine month period. Gross profits in the most recent nine month period were $4.6 million lower than in the comparable period of the prior fiscal year due principally to higher cost inventory being shipped during the first six months of the current fiscal year coupled with lower unit billing prices. Operating losses at Delta Apparel for the nine months ended March 28, 1998 totaled $14.3 million as compared to operating profit of $.4 million for the comparable period of last fiscal year, due principally to lower sales volume, lower gross margin, and the impairment charge discussed elsewhere in this document in the current fiscal year.

Sales at Duck Head Apparel declined $ .6 million in the most recent quarter, compared to the same quarter of the prior fiscal year. Sales of Duck Head products to retailers increased slightly over the comparable quarter of the prior fiscal year. But sales through the division's retail outlet stores declined due to the division having fewer stores in operation during the most recent fiscal quarter as compared to the same fiscal quarter of the prior year. Gross profit margins declined 5% in the latest quarter due principally to higher unfavorable manufacturing variances as the division operated its manufacturing facilities at a rate well below capacity as part of its inventory reduction program. In addition, sales through the division's retail outlet stores, which normally carry a higher gross margin than sales to retailers, were lower in the latest quarter than in the same quarter of the prior fiscal year as noted above. During the quarter ended March 28, 1998, the Duck Head division booked restructuring charges of $1.4 million related to the closing of two of its sewing plants in

The Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

Costa Rica and for closing additional retail outlet stores. Operating losses before these restructuring charges were $1.2 million as compared to an operating profit of $ .4 million in the quarter ended March 29, 1997, due principally to sales volume being lower than required to absorb selling and overhead expenses. Reported operating loss, including these restructuring charges, was $2.6 million in the most recent quarter. Duck Head Apparel's sales for the nine months ended March 28, 1998 were 7% higher than in the same period of the prior fiscal year, due principally to more units being shipped in the current fiscal year. Gross margins were substantially the same in both periods.
The operating loss at Duck Head Apparel was $.9 million higher after nine months of the current fiscal year than in the same period of last fiscal year, due principally to the $1.4 million restructuring charge taken in the latest fiscal quarter and discussed elsewhere in this document.

The Company's order backlog for continuing operations at March 28, 1998 was $159.3 million as compared to order backlog for continuing operations of $167.7 million at March 29, 1997. Order backlog was lower at Delta Mills Marketing Company and higher at Delta Apparel and Duck Head Apparel.

Consolidated inventories of continuing operations totaled $132.2 million at March 28, 1998 as compared to $133.8 million at June 27, 1997. Inventories at the woven textile segment were higher, and inventories at both the knitted apparel for printing and the Duck Head branded apparel segment were lower at March 28, 1998 than at June 27, 1997.

The Company's effective income tax rate for the nine months ended March 28, 1998 is 3%, compared to 21% for the fiscal year ended June 28, 1997. The tax benefit rate is lower than the income tax expense rate in the previous year, because of an increase in the valuation allowance against deferred tax assets. Net losses generated more deferred tax assets in the current year than the Company is able to recognize.

Due to the restructuring and impairment charges made to income related to discontinued operations in the most recent quarter, the Company was in violation of two covenants of the revolving loan credit agreement between its Delta Mills, Inc. subsidiary and the four financial institutions participating in the credit agreement. The Company has secured waivers to the credit agreement providing for a grace period of three months. During that period the Company expects to reach agreement to amend the covenants so that the Company will be in compliance. Pending receipt of the amendment the $68 million outstanding has been classified as current in the accompanying financial statements.

The Company has replaced its $20 million revolving credit facility with a $30 million (subject to borrowing base limitations) revolving credit facility as of May 11, 1998. This new facility is backed by certain accounts receivable and inventory of Delta Apparel, Duck Head Apparel and Nautilus International. This new revolving credit facility has a term of one year and carries an interest rate that is two percentage points above the London Interbank Borrowing Rate.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS--Continued

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends, and to fund its planned capital expenditures.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK

Not Applicable.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds

   Date of            Amount of         Class of          Nature of
  Issuance             Common           Persons          Transaction
                       Stock

August 20, 1997         50             Employees       Service Awards
October 6, 1997         50             Employees       Service Awards
January 1, 1998        100             Employees       Service Awards
January 14, 1998       200             Employees       Service Awards
January 28, 1998       150             Employees       Service Awards
January 29, 1998       100             Employees       Service Awards
February 17, 1998      200             Employees       Service Awards
February 18, 1998      400             Employees       Service Awards
February 23, 1998      100             Employees       Service Awards
March 2, 1998          200             Employees       Service Awards
March 5, 1998          300             Employees       Service Awards

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K

            4.2.7 Amendment and Waiver Agreement dated as of May 11, 1998 respecting Credit Agreement dated as of August 25, 1997

     (b)  The Company filed Form 8-K with date of March 9, 1998

            Item 5:  Other Events.









    Items 1,  3, 4 and 5 are not applicable





                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delta Woodside Industries, Inc.

                                   (Registrant)





Date     May 18, 1998              /s/Robert W. Humphreys
                                   Vice President - Finance