Form 10-K
period 1998-06-27
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1998-09-25
CIK 806624

11

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 1998

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 15, 1998 was :

     Common Stock, $.01 par value  -  $51,738,989

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 15, 1998 was:

     Common Stock, par value $.01 -  24,657,850

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's
Annual Report to shareholders for the fiscal year ended June 27, 1998 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 24, 1998 are incorporated by reference into Part III.
Item I Business

General

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Suite 200, Greenville, South Carolina 29601 (telephone number: 864-232-
8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     In the third quarter of fiscal year 1998, the Company has adopted the segment reporting provisions of Financial Accounting Standard 131. This standard requires the Company to report segment information for divisions whose operating results are regularly reviewed by the chief operating officer. The Company has three segments in continuing operations: Delta Mills Marketing Company, Duck Head Apparel Company and Delta Apparel Company.

     During fiscal 1998 the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division. The company also made the decision to exit the fitness equipment business and is seeking a buyer for its Nautilus International business. Stevcoknit Fabrics Company and Nautilus International have been reclassified and reported as discontinued operations.

     Delta Mills Marketing Company produces a range of cotton, synthetic and blended finished and unfinished woven products which are sold for the ultimate production of apparel, home furnishings, and other products. Duck Head Apparel produces woven and knit apparel, including the "Duck Head" (Reg. Trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. The Company also operates 28 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products. Delta Apparel manufactures and sells T-shirts, fleece goods and sportswear to distributors, screen printers and private label accounts. The Company has operations in 13 states, Costa Rica and Honduras, and has approximately 6,000 employees.

     Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986 and whose subsidiaries' businesses were acquired beginning in 1984. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

Products, Marketing and Manufacturing

     The Company produces woven textile fabrics through its Delta Mills Marketing Company operating division. It conducts its branded and non-branded apparel operations through the "Duck Head" and "Delta Apparel" (Reg. Trademarks) divisions respectively. The Company also licenses the use of the "Duck Head" trademark. Each division has its own management and employees and operates independently of the other divisions under the overall direction of the Company's executive officers. Intersegment sales accounted for no more than approximately 2% of net sales in any segment for fiscal 1998, 1997, and 1996.
Item I (Continued)

     Textile fabrics produced for sale, by the Company, are woven and are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Knit fabrics are manufactured by the Company, using cotton and polyester cotton blend yarns for use in its knit apparel operations. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving and knitting operations. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms or knitted into fabric on knitting machines. The unfinished fabric at this stage is referred to as greige goods. Greige goods are typically sold to converters to enhance the fabric through finishing techniques and sell it to manfacturers of apparel, home furnishings and
other products.   Finished fabric refers to fabric that has been
treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments. Finished fabrics generally have significantly higher margins than greige goods.

     The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers. Apparel products are sold primarily to department stores and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers, and to distributors and screen printers.

Delta Mills Marketing Segment

     The Company sells a broad range of fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wranglerr and Leer divisions of V.F. Corporation, Farah Incorporated, Kellwood Company, Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Company, Wal-Mart Stores, Inc., and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockersr and Haggar Corp.'s Wrinkle-Freer. Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress
camouflage military uniforms.   Net sales of woven fabrics were
$342 million, $336 million, and $294 million during fiscal 1998, 1997, and 1996 respectively.

     Delta Mills Marketing Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long term growth. The division's marketing efforts focus on four primary apparel manufacturing groups: women's apparel, including fashion apparel; men's apparel; career apparel and uniforms; and military and other government uniforms and apparel. The woven fabrics division sells and distributes its fabrics through a marketing office based in New York City (which serves the United States, Canadian and Mexican markets),

Item I (Continued)

with sales agents also operating from Atlanta, Chicago, Dallas, Los Angeles, San Francisco and Mexico.

Approximately 70% of the division's fabric sales are made from cotton or cotton/synthetic blends, while approximately 30% of such sales are made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The divisions production of cotton and cotton/synthetic blend finished woven fabrics is largely vertically integrated, with the division performing most of its own spinning, weaving and finishing. The production of spun synthetic finished woven fabrics is fully vertically integrated, with various plants in the division performing spinning, weaving, and finishing operations. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The woven fabrics division is currently operating its manufacturing facilities at near full capacity.

     The division also produces a variety of unfinished light-weight woven fabrics that are ultimately used in the manufacture of apparel (including blouses, dresses and suit linings), home furnishings (including shower curtains) and medical tape.
Fabrics include filament acetate, textured polyester and other "semi-fancy" fabrics of more complicated construction. The unfinished woven fabrics operation is operating at less than full capacity.

Raw Materials

     Delta Mills Marketing Company's principle raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, nylon and rayon fibers and weaves filament acetate and textured polyester. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester and rayon are currently at the lowest prices the Company has paid since fiscal year 1993. There can be no assurance, however, that this trend will continue. During fiscal year 1998, the Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.817, compared to $.833 in fiscal year 1997 and as compared to $.944 in fiscal year 1996. In fiscal year 1999 the company expects to use approximately 98 million pounds of cotton (including approximately 28 million pounds of premium cotton) and 12 million pounds of polyester in its manufacture of yarn for woven textiles. The company has contracted to purchase about 64% of its expected cotton requirements for fiscal year 1999.
The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected as there can be no assurance that it would be able to pass along these increased cost to its customers.
Item I (Continued)

Duck Head Apparel Segment

     Duck Head produces collections of men's and boy's casual apparel sold under the "Duck Head" label, including pants, shorts, shirts, and accessories. This division also sells a relatively small amount of men's and boy's woven uniforms, sportswear and casualwear under the private labels of its customers. The division also licenses various other categories of apparel and accessories, through an affiliated company.

     "Duck Head" labeled products are primarily marketed by employed sales staff to regional and national retailers. The "Duck Head" trademark has been associated with apparel since 1865 and has been historically distributed in the Southeastern United States. The Company acquired the brand in February 1989. The Company has recently capitalized on the rise in popularity of the brand and expanded its marketing efforts in department stores. The division opened its first in-store Duck Head shop in April 1997 and now has installed over 500 men's and 200 boy's shops in major department stores. The "shop" display format of the entire Duck Headline utilizes dedicated retail floor space in the sportswear department positioned with other national brands. Gross sales of "Duck Head" labeled products were approximately $92 million, $90 million, and $79 million during fiscal 1998, 1997, and 1996, respectively.

     "Duck Head" Apparel operates a total of 3 facilities located in Georgia and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" currently acquires a substantial amount of its finished products from other companies throughout the world. This outside production takes the form of sewing fabric parts cut at "Duck Head" facilities, cutting and sewing with fabric and patterns supplied by "Duck Head", or providing finished garments made to "Duck Head" specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. All of the products are warehoused in the division's facilities.

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

     The "Duck Head division has 29 outlet stores located in 13 states that sell principally closeout and irregular "Duck Head" products. These stores also sell a small amount of apparel items manufactured by Duck Head licensees.






Item I (Continued)

Delta Apparel Segment

     Delta Apparel Company, headquartered in Duluth, Georgia, operates a total of 7 facilities and produces knitted T-shirts,
polo-type shirts and sweatshirts.   The division markets its
products primarily to companies that screen print shirts for resale and to distributors. Net sales in this division were $108 million, $112 million and $123 million during fiscal 1998, 1997, and 1996, respectively.

     The division's marketing is performed by employed sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores, distributors, screen printing companies and the mass marketers such as discount houses. This operation also utilizes independent sales representatives to sell to distributors and screen printing companies. Most knit apparel items are inventoried to permit quick shipment and to level production schedules. Special knit apparel items and customer private label knit apparel styles generally are made only to order.

     The division spins the majority of its yarn at the Company's modern facility in Edgefield , South Carolina, with the remainder being purchased from outside vendors. The division knits, dyes, finishes, and cuts fabric in a company owned plant in Maiden, North Carolina and sews garments in company owned plants in Tennessee, Georgia and Honduras. The division also uses outside sewing contractors when demand exceeds internal production capacities. Fabrics used by the division are primarily 100% cotton and polyester/cotton blends.

Competition

     The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

     The Company sells textiles primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering.

     Delta Mills Marketing Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester

Item I (Continued)

blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business, as well as the spun synthetic slack-weight and skirt-weight woven fabrics businesses. In addition, the Company is one of several major domestic suppliers of acetate unfinished fabric used in apparel linings and surgical tapes. Additional competitive strengths of the woven fabrics division include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     Foreign competition is a significant factor in the United States fabric market. The division believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the division to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the division benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. Section 807 provides for the duty free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Because
Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the division and other domestic producers of apparel fabrics. In addition, pursuant to
Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section 807. A similar program, enacted as a result of NAFTA and referred to as the Special Regime Program, provides even greater benefits (complete duty free, quota free treatment) for apparel assembled in Mexico from fabric components formed and cut in the United States. In contrast, apparel not meeting the criteria of Section 807, Section 807A, or the Special Regime Program, is subject to quotas and/or relatively higher tariffs. If Section 807, Section 807A or the Special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the division. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.





Item I (Continued)

     Duck Head Apparel Company competes with numerous domestic and foreign manufacturers of branded and private label apparel. Foreign competition has been an increasingly significant factor in the apparel manufacturing industry, particularly with respect to items that require labor-intensive production, such as shirts and jackets, and high cost luxury items. Although domestic apparel companies must compete to some extent on a price basis with foreign competition, the Company's management believes that domestic apparel companies can best compete by selling branded products, by manufacturing off-shore, by offering product flexibility, by responding quickly to changes in consumer demand and by providing more timely deliveries. The latter characteristics permit retailers to reduce their inventory cost and lower the risk that product availability will not match consumer demand. The division is oriented towards supplying its customers with all or some of these competitive advantages.

     Delta Apparel Company competes with a number of domestic branded and private label manufacturers of T-shirts, Fleece products, and Placket shirts. Many of these companies are larger in size and have greater financial resources than the Company. The division also competes with imported garments to a lesser extent. The division, along with all of its major competition, makes use of Section 807 and Section 807A of the tariff code and/or NAFTA and assembles a substantial amount of its garment production in certain Latin American or Caribbean countries and Mexico. If Section 807 or Section 807A or any similar program were repealed or altered in whole or in part, the division believes it would be at a serious competitive disadvantage relative to textile and apparel manufactures in the rest of the world seeking to enter the United States market, which would have a material and adverse effect on the division. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

Employees

     The Company has approximately 6,000 employees.  The
Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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


Item I (Continued)


     Generally, the environmental rules applicable to the company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

     The Company does not expect that the amount of such expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state, or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of Delta Woodside's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

Industry Segment Information

     Segment information made part of Note G of the Company's consolidated financial statements for the fiscal year ended June
27, 1998 is incorporated herein by reference.

Other

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Company Results, Fiscal 1997, Verses Fiscal 1997" incorporated into Item 7 of this Form 10K is incorporated herein by reference.



Item 2. PROPERTIES

    The following table provides a description of Delta
Woodside's principal production and warehouse facilities.
                                           Approximate
                                                Square
          Location              Utilization
Footage                          Owned/Leased

Delta Mills Marketing Company
Greenville, SC                   Admin. Offices17,400   Leased
(1)
Beattie Plant, Fountain Inn, SC spin/weave    390,000       (2)
Furman Plant, Fountain Inn, SC     weave      155,000    (2)
Estes Plant, Piedmont, SC     spin/weave      332,000    (2)
Delta 3 Plant, Wallace, SC    dye/finish      555,000    (2)
Cypress Plant, Pamplico, SC         spin      144,000      (2)
Pamplico Plant, Pamplico, SC  spin/weave      275,000    (2)
Delta 2 Plant, Wallace, SC    dye/finish      347,000    (2)
Catawba Plant, Maiden, NC           spin  115,000
Owned


Delta Apparel Company
Duluth, GA
Admin. Offices                    40,244       Leased
Rainsford Plant, Edgefield, SC      spin
296,000                         Owned(6)
Maiden Plant, Maiden, NCknit/dye/finish/cut   305,000     Owned
Washington Plant, Washington, GA     sew      129,800    Owned
Distribution Center, Knoxville, TN distribution  550,000 Owned
Decatur Plant, Decatur, TN           sew   75,000            Owned(4)
Honduras Plant, San Pedro Sula,
  Honduras                           sew70,000             Leased(3)

Duck Head Apparel Company
Monroe #3, Monroe, GA                cut       52,000    Owned
Monroe #2, Monroe, GA           pressing       93,000    Owned
Harmony Plant, San Jose, Costa Rica  sew       14,000            Owned
San Jose Plant, San Jose, Costa Rica sew 60,000            Leased(3)
316 Distribution Center, Winder, GAadmin offices and
                               warehouse200,000
Owned
Various (5)                       stores

Discontinued Operations
Independence, VA                                           manufacturing
251,000                            Owned
Greer, SC                                                         Admin. Offices
12,000            Owned
Carter Plant, Wallace, NC     dye/finish  485,000
Owned
Holly Plant, Wallace, NC     knit/finish                224,000            Owned

Item 2. PROPERTIES

(1) Lease expires in December 1998 with the right to renew for two additional five-year periods.
(2) Titles to these facilities and substantially all of the equipment located in such facilities are held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although the Company can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.
(3) The Honduras plant has a lease that expires in November 2000. The San Jose plant is leased on a month-to-month basis.
(4) The "Duck Head " Outlet Stores lease a portion of the facility for retail sales.
(5) The "Duck Head" Outlet Stores operation leases 29 facilities in 13 states, which leased space is approximately 142,000 square feet. These leases expire at various dates through
     2006.
(6) The Rainsford Plant is owned by Delta Mills, Inc. The plant is managed by Delta Apparel Company.

     Except as noted above all of the above facilities are owned by Delta Woodside or one of its subsidiaries, subject in certain cases to various outstanding mortgages and security interests.

     Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires September 1, 2003. Sales offices are leased in or near Charlotte, New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles with leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes that its weaving plants are operating near full production capacity. Various factors affect the relative use by the Company's apparel division segment of their own facilities and outside contractors in the various apparel production phases. The apparel divisions are currently using the majority of their internal production capacity. The fitness equipment operation is operating at approximately 35% of its production capacity.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1998 fiscal year.

                             PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 27, 1998 is incorporated herein by reference.

     The following table shows the issuances by the Company during fiscal 1997 of its shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.

                    Amount of      Class of  Nature of
     Date of Issuance    Common Stock   Persons   Transaction

     February 19, 1998          50      Employees Service Awards
     April 30, 1998           450       Employees Service Awards
     May 21, 1998             100       Employees Service Awards
     June 26, 1998            150       Employees Service Awards
     July 13, 1998            175       Employees Service Awards

     The Company believes these issuances are exempt from
registration under the   Securities Act of 1933 by reason of
Section 4(2) of the Securities Act of 1933 and as      not
constituting a "sale".

Item 6.   SELECTED FINANCIAL DATA

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 27, 1998 is incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 4 through 9 (exclusive of graphs) of the Company's annual shareholders' report for the year ended June 27, 1998 is incorporated herein by reference.







Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

     As a part of Delta Woodside's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general.

                        Carrying Amount   Fair Value
(In thousands)

Cotton in inventory           $2,443         $2,456

Fiscal year 1999 fixed price
  purchase commitments      $48,288        $51,437


Fiscal year 2000 fixed price
  purchase commitments      $ 7,345        $ 7,441

Interest Rate Sensitivity

     The following debt obligations are sensitive to changes in interest rates:

          $150 million of unsecured ten year senior notes due
          2007 at a fixed rate of 9.625%.

          $100 million of secured five-year revolving credit facility expiring 2002 with interest of 7.4% at June
          27, 1998.  Interest is based on LIBOR.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements included on pages 14 through 20 of the Company's annual shareholders' report for the year ended June 27, 1998 are incorporated herein by reference.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                            PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" ,"Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance".

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

4.2.4               Credit Agreement dated as of August 25, 1997
among Delta Mills,                 Inc., as Borrower, certain
subsidiaries of the Borrower from time to              time party
thereto, as guarantors, the several lenders from time to time party thereto, NationsBank, N.A., as Administrative Agent, and
BNY            Financial Corporation, as Collateral Agent,
together with forms of certain               related instruments,
agreements and documents (excluding schedules):
Incorporated by reference to Exhibit 4.2.4 to Form 8-K/A of the
Company             with date of September 25, 1997. The Company
agrees to furnish                  supplementally to the
Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.2.4.1 Amendment and Waiver Agreement dated as of May 11, 1998 respecting Credit Agreement dated as of Agreement dated as of August 25, 1997:
               Incorporated by reference to the Form 10-Q of the Company for the quarter ended March 28, 1998.

4.2.4.2                       Second Amendment to Credit
               Agreement dated as of July 29, 1998 respecting
               Credit Agreement dated as of August 25, 1997.

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

4.2.6 Indenture, dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee, together with forms of certain related instruments, agreements and documents: Incorporated by reference to
               Exhibit 4.2.6 to Form 8-K/A of the Company with date of September 25, 1997.
Item 14 (Continued)

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

10.3.2**            1997 Amendment to Incentive Stock Award Plan
               effective as of November 6, 1997: Incorporated by reference to exhibit 99.1 to Registration
               Statement on Form S-8 of Delta Woodside
               Industries, Inc. (File No. 333-45771)

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

Item 14 (Continued)

10.4.5**            1997 Amendment to Stock Option Plan effective
               as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-4567).

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

10.8.1**            Directors Stock Acquisition Plan:
               Incorporated by reference to Exhibit 10.14 to the 1991 10-K.

10.8.2**            Amendment of Director Stock Acquisition Plan,
               dated April 30, 1992: Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9**                   Delta Woodside Industries, Inc. Long
               Term Incentive Plan:  Incorporated by reference to
               Exhibit 10.2 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-37617).

10.11                    Registration Rights Agreement, dated as
               of August 25, 1997, by and among Delta Mills,
               Inc., Delta Mills Marketing, Inc. and NationsBanc Capital Markets, Inc.: Incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).

10.12                    Purchase Agreement relating to $150
               million 9 5/8% Senior Notes due 2007, dated August 20, 1997, by and among Delta Mills, Inc., Delta Mills Marketing, Inc. and NationsBanc Capital Markets, Inc.: Incorporated by reference to
               Exhibit 1.1 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-376-17).

10.13                    See Exhibits 4.2, 4.2.1, 4.2.2, 4.2.3,
               4.2.4, 4.2.4.1, 4.2.4.2, 4.2.5, and 4.2.6.
Item 14 (Continued)

13                       Annual Report to Shareholders of the
               Company for the fiscal year ended June 27, 1998.

21                       Subsidiaries of the Company.



23.1                     Report on Schedule and Independent
               Auditors' Consent.

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

               (b)  Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended June 27, 1998.

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

/s/ C. C. Guy                                     /s/ E. Erwin
Maddrey
C. C. Guy                                Date               E.
Erwin Maddrey, II                    Date
Director                                     President, Chief
Executive Officer
                                   and Director


/s/ James F. Kane                                      /s/ Bettis
C. Rainsford
James F. Kane                        Date              Bettis C.
Rainsford                        Date
Director                           Executive Vice President,
                                   Chief Financial Officer,
Treasurer
                                   and Director


/s/ Max Lennon                          /s/ Robert W. Humphreys

Max Lennon                           Date              Robert W.
Humphreys              Date
Director                           Vice President - Finance

/s/ Buck A. Mickel
Buck A. Mickel                       Date
Director


                             EXHIBIT INDEX

4.2.4.2   Second Amendment to Credit Agreement

13 Annual Report to Shareholders of the Company for the fiscal year ended June 27, 1998.

21        Subsidiaries of the Company.

23.1                      Report on Schedule and Independent Auditor's
  Consent.















































                      ANNUAL REPORT ON FORM 10-K

                  ITEM 14(a) (1) and (2), (c) and (d)

    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           CERTAIN EXHIBITS

                     FINANCIAL STATEMENT SCHEDULES

                       YEAR ENDED JUNE 27, 1998

                    DELTA WOODSIDE INDUSTRIES, INC.

                      GREENVILLE, SOUTH CAROLINA
















                                  F-1







FORM 10-K--ITEM 14(a)(1) AND (2)


DELTA WOODSIDE INDUSTRIES, INC.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Delta Woodside
Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 27, 1998 are incorporated by reference in Item 8:

     Consolidated balance sheets- June 27, 1998 and June 28, 1997

     Consolidated statements of operations--Years ended June 27, 1998, June 28, 1997 and June 29, 1996.

     Consolidated statements of shareholders' equity--Years ended June 27, 1998, June 28, 1997 and June 29, 1996.

     Consolidated statements of cash flows--Years ended June 27, 1998, June 28, 1997 and June 29, 1996.

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

Deducted from asset accounts
  Allowance for doubtful accounts:
Year ended June 27, 1998   $  5,358,000  $  2,771,000   $  (333,000)(2)      $ 1,379,000(1)   $  6,417,000

Year ended June 28, 1997   $  6,258,000  $  1,215,000   $  (171,000)(2)      $ 1,944,000(1)   $  5,358,000

Year ended June 29, 1996   $  5,634,000  $  2,577,000   $    695,000(2)      $ 2,648,000(1)   $ 6,258,000

 Inventory reserves:

Year ended June 27, 1998   $24,464,000                                       $14,904,000(3)   $  9,560,000

Year Ended June 28, 1997   $40,879,000                                       $16,415,000(3)   $24,464,000

Year ended June 29, 1996   $14,052,000   $ 26,827,000                                         $40,879,000

NOTES:
(1)  Uncollectible accounts written off.
(2)  Net change in sales allowances charged to income as a reduction of sales.
(3)  Deducted from costs and expenses.