Form 10-Q
period 1998-09-26
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1998-11-10
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                              FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1998

                               OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

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

                            (Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [  ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--  24,164,850 shares as of November 5, 1998


DELTA WOODSIDE INDUSTRIES, INC.

                              INDEX
                                                                   Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Condensed consolidated balance sheets--
  September 26, 1998 and June 27, 1998                              3-4

  Condensed consolidated statements of operations--
  Three months ended September 26, 1998 and
  September 27, 1997                                                  5

  Condensed consolidated statements of cash flows
  Three months ended September 26, 1998
  and September 27, 1997                                              6

  Notes to condensed consolidated financial
  statements-September 26, 1998                                     7-8

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations         9-10

Item 3.  Quantitative and Qualitative Disclosures about Market
            Risk                                                     10

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                         11

Item 2.    Changes in Securities and Use of Proceeds                 11

Item 3.    Defaults upon Senior Securities                           11

Item 4.    Submission of Matters to a Vote of Securities Holders     11

Item 5.    Other Information                                         11

Item 6.    Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                           12


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
DELTA WOODSIDE INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 26,    June 27,
ASSETS                                                 1998          1998
                                                   (Unaudited)
                                                        (In thousands)
CURRENT ASSETS
  Cash and cash equivalents                              $4,587        $2,753
  Accounts receivable:
     Factor                                              77,597        81,256
     Customers                                           33,808        41,253
                                                    ___________   ___________
                                                        111,405       122,509
Less allowances for doubtful accounts and returns         3,326         3,309
                                                    ___________   ___________
                                                        108,079       119,200
  Inventories
     Finished goods                                      53,408        52,219
     Work in process                                     50,752        48,814
     Raw materials and supplies                          14,847        12,925
                                                    ___________   ___________
                                                        119,007       113,958

  Current assets of discontinued operations              13,919        25,797
  Deferred income taxes                                     228           861
  Prepaid expenses and other current assets               4,521         2,962
                                                    ___________   ___________
                             TOTAL CURRENT ASSETS       250,341       265,531
PROPERTY, PLANT AND
EQUIPMENT, at cost                                      283,621       288,300
     Less accumulated depreciation                      122,068       123,537
                                                    ___________   ___________
                                                        161,553       164,763

NONCURRENT ASSETS OF DISCONTINUED
   OPERATIONS                                            13,046        22,323
OTHER ASSETS                                             22,222        21,425
                                                    ___________   ___________
                                                       $447,162      $474,042

DELTA WOODSIDE INDUSTRIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                                  September 26,    June 27,
                                                       1998          1998
                                                   (Unaudited)
                                                          (In thousands)
LIABILITIES
CURRENT LIABILITIES
  Short-term bank debt                                   $6,450       $11,108
  Trade accounts payable                                 32,069        41,592
  Accrued and sundry liabilities                         22,808        31,337
  Accrued restructuring charges                           6,657        10,123
  Current portion of long-term debt                         617           610
                                                    ___________   ___________
         TOTAL CURRENT LIABILITIES                       68,601        94,770

LONG-TERM DEBT                                          181,748       183,535
DEFERRED INCOME TAXES                                     5,578         3,716
OTHER LIABILITIES AND DEFERRED
   CREDITS                                                8,583        12,454

SHAREHOLDERS' EQUITY
  Common Stock -- par value $ 01 a share -- authorized
  50,000,000 shares, issued and outstanding
  24,649,000 shares September 26, 1998 and
  24,644,000 shares June 27, 1998                           246           246
  Additional paid-in capital                            165,265       165,221
  Retained earnings                                      17,141        14,100
                                                    ___________   ___________
                                                        182,652       179,567
COMMITMENTS AND CONTINGENCIES
                                                       $447,162      $474,042
                                                    ___________   ___________
                                                    ___________   ___________
DELTA WOODSIDE INDUSTRIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (In thousands)
                                                      Three months Ended
                                                  September 26, September 27,
                                                       1998          1997

Net sales                                              $130,622      $139,142
Cost of goods sold                                      102,271       113,925
                                                    ___________   ___________
Gross profit                                             28,351        25,217
Selling, general and administrative expenses             14,376        14,429
Other income (expense)                                      (98)            9
                                                    ___________   ___________
  OPERATING PROFIT                                       14,073        10,779
Interest (expense) income:
  Interest expense                                        4,911         6,306
  Interest (income)                                         (53)          (84)
                                                    ___________   ___________
                                                          4,858         6,222
 INCOME FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES                          9,215         4,557
Income tax expense                                        1,166         1,139
                                                    ___________   ___________
 INCOME FROM CONTINUING
  OPERATIONS                                              8,049         3,418

(Loss) on disposal of discontinued
  operations less applicable income taxes               ($4,394)
(Loss) from operations of discontinued
  operations less applicable income taxes                             ($2,752)
                                                    ___________   ___________
NET INCOME                                               $3,655          $666
                                                    ___________   ___________
                                                    ___________   ___________


Basic and diluted earnings (loss) per share:
  Continuing operations                                   $0.33         $0.14
  Discontinued operations                                 (0.18)        (0.11)
                                                    ___________   ___________
  Net earnings (loss)                                     $0.15         $0.03
                                                    ___________   ___________
                                                    ___________   ___________

Weighted average number
  of shares outstanding                                  24,657        24,571
                                                    ___________   ___________
                                                    ___________   ___________

See notes to consolidated financial statements
DELTA WOODSIDE INDUSTRIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
 (In thousands)                                                  Three Months
                                                                      Ended
                                                  September 26, September 27,
                                                       1998          1997
OPERATING ACTIVITIES
  Net income (loss)                                      $3,655          $666
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Discontinued operations                             19,532          (670)
     Depreciation                                         5,191         5,385
     Amortization                                            47           546
     Other                                                3,009           433
     Changes in operating assets and liabilities:       (23,577)       (1,974)
                                                    ___________   ___________
                           NET CASH PROVIDED BY
                          OPERATING  ACTIVITIES           7,857         4,386

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                           (1,509)       (1,908)
     Proceeds of dispositions                             1,037           276
  Investing activities of discontinued operations         1,421        (1,287)
  Other                                                     117
                                                    ___________   ___________
                    NET CASH PROVIDED (USED) BY
                           INVESTING ACTIVITIES           1,066        (2,919)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit               151,930       109,500
  Repayments on revolving lines of credit              (158,223)     (255,000)
  Scheduled principal payments of long-term debt           (145)         (203)
  Proceeds from issuance of long-term debt                            145,688
  Dividends paid                                           (616)         (614)
  Other                                                     (35)       (1,109)
                                                    ___________   ___________
                            NET CASH (USED) BY
                          FINANCING ACTIVITIES           (7,089)       (1,738)
                                                    ___________   ___________

             INCREASE (DECREASE) IN CASH AND
                          CASH EQUIVALENTS                1,834          (271)

 Cash and cash equivalents at beginning of year           2,753         2,696
                                                    ___________   ___________

                    CASH AND CASH EQUIVALENTS
                            AT END OF YEAR               $4,587        $2,425
                                                    ___________   ___________
                                                    ___________   ___________

See notes to consolidated financial statements

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) September 26, 1998

NOTE A--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

NOTE B--DISCONTINUED OPERATIONS
On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and sell its Nautilus International division (fitness equipment). The Company expects to complete disposition of these businesses during the second quarter of fiscal year 1999. During the first quarter of fiscal 1999, the Company recognized additional impairment charges of $4.4 million to reduce the carrying value of the assets of discontinued operations. The amount the Company will ultimately realize from the liquidation of the Stevcoknit Fabrics division and the sale of the fitness equipment division could differ materially from the carrying value of the assets of these businesses.

The assets of discontinued businesses at September 26, 1998 and June 27, 1998, are as follows:

                           September 26,          June 27,
(In thousands)                    1998              1998

Accounts Receivable               $9,428           $19,450
Inventories                        4,320             6,104
Other current assets                 171               243
                                 _______           _______
      Total current ass           13,919            25,797

Property, plant and
equipment net of
accumulated depreciatio           11,169            11,535
Intangibles                        1,877            10,788
                                 _______           _______
      Total Assets               $26,965           $48,120
                                 _______           _______
                                 _______           _______
NOTE B--DISCONTINUED OPERATIONS - Continued

Summarized results of operations for discontinued businesses are as follows:
                                 Three Months Ended
                           September 26,     September 27,
                                  1998              1997

Net Sales                         $6,909           $31,544
Cost and expenses                 11,910            35,017
                                 _______           _______
(Loss) before income ta           (5,001)           (3,473)
Income tax (benefit)                (607)             (721)
                                 _______           _______
(Loss) from discontinued
operations                       ($4,394)          ($2,752)
                                 _______           _______
                                 _______           _______

NOTE C-INCOME TAXES
The effective income tax rate on income from continuing operations for the three months ended September 26, 1998 is 13%, compared to 25% for the fiscal year ended June 27, 1998. The Company expects that earnings for fiscal year 1999 will permit it to reduce the valuation allowance against deferred tax assets, resulting in a lower effective income tax rate for fiscal year 1999.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net sales in the first quarter of fiscal year 1999 were $131 million as compared to $139 million in the first quarter of the prior fiscal year, a decrease of 6%. Sales were down in all three business segments.

While sales decreased, gross profit increased to $28 million from $25 million and the gross margin increased to 22% from 18%. The principal reason for the gross margin improvement was lower-cost raw materials and improved manufacturing efficiencies, at both Delta Mills Marketing Company and Delta Apparel.

Operating profits in the current quarter increased to $14 million as compared to $11 million in the same quarter of the prior fiscal year. This improvement was due to the gross margin improvements described above and to selling, general and administrative costs remaining level compared to the same quarter of the prior fiscal year.

Income from continuing operations increased to $8.0 million in the current quarter as compared to $3.4 million in the same quarter of the prior fiscal year. The increase is attributable to the increase in operating profits and a decrease in interest expense due to lower debt levels, along with a decrease in the effective tax rate. On a per share basis, earnings from continuing operations for the current quarter were $.33 on 24,657,000 average shares outstanding as compared to $.14 per share on the 24,571,000 average shares outstanding in the same quarter of the prior fiscal year.

The Company recognized a net loss of $4.4 million in discontinued operations during the current quarter, which included the recognition of a reduction in the estimated net proceeds from the anticipated sale of Nautilus, and a reduction in the estimated costs to close the Stevcoknit Fabrics operation.

Net income in the latest quarter was $3.7 million or $.15 per share as compared to net income of $.7 million or $.03 per share in the same quarter of the prior fiscal year.

Delta Mills Marketing Company which manufactures and sells finished and unfinished woven fabrics had another good quarter. Operating profits were slightly ahead of the same quarter of the prior fiscal year while sales declined 6% to $83 million, as a result of a decline in sales of unfinished (greige) fabrics, and a decline in sales of finished fabric to government accounts. Gross margins increased as the business continues to benefit from the modernization program completed during fiscal 1997; gross margins have also improved as a result of lower raw material costs. This business remains good with the exception of the unfinished fabrics portion of the business which is operating at reduced running schedules. This market represents less than 10% of the division's sales, and their production is being shifted to alternative end markets.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Delta Apparel, the Company's T-shirt and fleece apparel division, experienced a 7% decrease in sales to $25 million in the first quarter of fiscal year 1999 as compared to the same quarter of the prior fiscal year. Unit sales were consistent with the prior year, but market conditions resulted in lower unit sales prices causing the decline in sales. Gross profit improved as a result of lower raw material prices and better manufacturing efficiencies. The improvement in gross profit resulted in an operating profit of $.6 million as compared to an operating loss of $3.4 million in the same quarter of the prior fiscal year. As a result of poor conditions in the fleece business over the past several years, and an abundance of inventory in the market, the Company has decided to close the fleece manufacturing plant in Decatur, Tennessee. Although Delta Apparel will remain in the fleece business, limited inventory requirements will not support continued operation of the Decatur facility. Fleece products will be manufactured in the Washington, Georgia facility or in off-shore
facilities.   Closure of the Decatur facility is not expected to have
a material impact on the operations of Delta Apparel.

Duck Head Apparel's sales were down 4% to $23 million in the current quarter as compared to the same quarter of the prior fiscal year. Sales to retailers increased while sales through the division's outlet stores declined as a result of recent outlet store closings. Gross margins declined with the decline in outlet store sales. Lower selling, general and administrative expenses resulted in operating profit of $1.5 million as compared to $1.3 million in the same quarter of the prior fiscal year.

On October 9, 1998, the Board of Directors made the decision to sell the Duck Head division. Accordingly, the Company is seeking a buyer who is better positioned to help realize the value that the Company believes exists in the Duck Head name. The Company expects that progress in finding a buyer will result in the classification of Duck Head Apparel as a discontinued operation in the second quarter of fiscal 1999.

The Stevcoknit liquidation is almost complete and the Company expects to collect the remaining accounts receivable during the second quarter of fiscal 1999. The Company is also optimistic that it will close on the sale of Nautilus International during the second quarter of fiscal 1999.

Order backlogs were down in all segments as the total backlog declined 16% to $129 million at September 26, 1998 as compared to September 27, 1997.





Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

Inventories increased $5 million to $119 million at September 26, 1998 as compared to inventories at June 27, 1998, but decreased from inventory levels at September 27, 1997. During the current quarter, inventories increased at both Delta Mills Marketing and Delta Apparel while they decreased at Duck Head Apparel.

The Company's effective income tax rate on income from continuing operations for the quarter September 26, 1998 is 13%, compared to 25% in the same quarter of the prior fiscal year, and for the fiscal year ended June 27, 1998. The tax rate is lower than the rate in the previous year because of an expected reduction in the valuation allowance on deferred tax assets.

On September 15, 1998, the Company announced a plan to repurchase, from time to time, up to 2.5 million shares of the Company's outstanding stock at prices at the discretion of the Company's top management. Through September 26, 1998, the Company had repurchased 8,800 shares of stock for $34,000.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends, and to fund its planned capital expenditures.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. The Company also has long-term debt which is sensitive to changes in interest rates.

(In thousands)        Fiscal years:                  Later             Fair
                         1999   2000   2001   2002   years    Total    Value
Cotton:
Inventory............. $2,462                                 $2,462   $2,532
Fixed price purchase
 commitments.......... 37,780 $9,448                          47,228   48,503

Long-term debt:
Fixed rate............                             $150,000  150,000  138,000
Average interest rate.                                  9.6%     9.6%

Variable rate.........   $465 $6,723   $135    $42   25,000   32,365   32,365
Average interest rate.    7.8%   9.2%   7.6%  10.5%     7.4%     7.8%


PART II.  OTHER INFORMATION
Item 1.        Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K
                None

     (b)  The Company filed Form 8-K with date of October 27, 1998.
                 Item 5.  Other Events

    Items 1,2, 3, 4 and 5 are not applicable


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delta Woodside Industries, Inc.

                                   (Registrant)





Date            November 5, 1998         /s/ Robert W. Humphreys
                                         Robert W. Humphreys
                                         Vice President - Finance