Form 10-Q
period 1998-12-26
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1999-02-04
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1998

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


                                864\232-8301
           (Registrant's telephone number, including area code)


                           (Not Applicable)
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ]   No [    ]   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value- 24,186,900 shares as of January 27,
1998.


                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

                                                            Page

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--
December 26, 1998 and June 27, 1998                          3-4

Condensed consolidated statements of operations--
Three and six  months ended December 26, 1998 and
December 27, 1997                                              5

Condensed consolidated statements of cash flows
Six months ended December 26, 1998
and December 27, 1997                                          6

Notes to condensed consolidated financial
statements-December 26, 1998                                 7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations    9-11

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk                                         12

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                 13

Item 2.    Changes in Securities and Use of Proceeds         13

Item 3.    Defaults upon Senior Securities                   13

Item 4.    Submission of Matters to a Vote of
           Securities Holders                                13

Item 5.    Other Information                                 13

Item 6.    Exhibits and Reports on Form 8-K                  13


SIGNATURES                                                   14










PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS


                                     December 26,     June 27,
                                         1998          1998
                                     (Unaudited)
                                          (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $    3,215     $    2,753
  Accounts receivable:
    Factor                              72,324         81,256
    Customers                           30,820         41,253
                                       103,144        122,509
  Less allowances for doubtful
   accounts and returns                  5,302          3,309
                                        97,842        119,200

  Inventories:
    Finished goods                      61,142         52,219
    Work in process                     48,704         48,814
    Raw materials and supplies          14,849         12,925
                                       124,695        113,958

  Current assets of discontinued
    operations                           7,665         25,797
  Deferred income taxes                    873            861
  Prepaid expenses and other
    current assets                       4,807          2,962

TOTAL CURRENT ASSETS                   239,097        265,531

PROPERTY, PLANT AND EQUIPMENT
  Cost                                 277,684        288,300
  Accumulated depreciation             120,010        123,537
                                       157,674        164,763

Noncurrent assets of discontinued
  operations                            12,523         22,323
Other assets                            21,766         21,425
                                      $431,060       $474,042



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET--Continued


                                          December 26,     June 27,
                                             1998           1998
                                          (Unaudited)
                                                (In thousands)

LIABILITIES

CURRENT LIABILITIES
  Short-term bank debt                     $   17,423     $   11,108
  Trade accounts payable                       26,708         41,592
  Accrued and sundry liabilities               34,235         41,460
  Current portion of long-term
   debt                                           623            610
                                               78,989         94,770
TOTAL CURRENT LIABILITIES

LONG-TERM DEBT                                161,536        183,535
DEFERRED INCOME TAXES                           3,779          3,716
OTHER LIABILITIES AND DEFERRED                  9,370         12,454
CREDITS

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
     24,190,000 shares at December 26, 1998
     and 24,644,000 shares at June 27, 1998       242            246
  Additional paid-in capital                  163,451        165,221
  Retained earnings                            13,694         14,100
                                              177,387        179,567
COMMITMENTS AND CONTINGENCIES
                                             $431,060       $474,042


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             Three Months Ended         Six Months Ended
                         December 26,  December 27, December 26,  December 27
                              1998          1997       1998          1997

                               (In thousands, except per share data)

Net Sales                    $113,760     $124,927      $244,382    $264,069
Cost of goods sold             93,762      103,260       196,033     217,185
   Gross profit on sales       19,998       21,667        48,349      46,884
Selling, general and
 administrative expense        13,805       13,857        28,181      28,286
administrative expense
Other income (expense)            258           (9)          160
        OPERATING PROFIT        5,935        7,819        20,008      18,598
Interest expense (income):
  Interest expense              5,310        5,669        10,221      11,975
  Interest (income)               (95)        (118)         (148)       (202)

                                5,215        5,551        10,073      11,773

INCOME FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES    720        2,268         9,935       6,825
Income tax expense                 91          567         1,257       1,706

INCOME FROM CONTINUING
 OPERATIONS                       629        1,701         8,678       5,119

(Loss) on disposal of
 discontinued operations
 less applicable income taxes  (3,469)                    (7,863)
(Loss) from operations of
 discontinued operations
 less applicable income taxes               (2,271)                  (5,023)

NET INCOME                    $(2,840)       $(570)         $815        $96

Basic and diluted earnings
(loss) per share:
  Continuing operations       $   .03      $   .07      $    .36    $   .21
  Discontinued operations     $  (.15)     $  (.09)     $   (.33)   $  (.21)
  Net earnings                $  (.12)     $  (.02)     $    .03    $   .00

Weighted average shares
outstanding                    24,190       24,573        24,423     24,572



See notes to consolidated financial statements.


DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                           Six Months Ended
                                    December 26,   December 27,
                                        1998          1997
                                           (In thousands)
OPERATING ACTIVITIES
Net Income (loss)                   $      815      $      96

Adjustments to reconcile net
 income to net cash
 provided by operating
 activities:
    Discontinued operations             27,204          4,531
    Depreciation                        10,833         10,830
    Amortization                           602          1,114
    Other                                1,983          1,945
    Changes in operating assets
      and liabilities                  (15,558)          (114)

NET CASH PROVIDED BY OPERATING
ACTIVITIES                              25,064         18,402

INVESTING ACTIVITIES
  Property, plant and equipment
   purchases                            (9,447)        (5,338)
  Proceeds of dispositions               2,674            323
  Investing activities of
   discontinued operations                (217)        (2,055)
  Other                                    508            (13)
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                  (6,482)        (7,083)

FINANCING ACTIVITIES
  Proceeds from revolving
   lines of credit                     222,359        141,000
  Repayments on revolving
   lines of credit                    (237,679)      (290,500)
  Scheduled principal payments of
   long-term debt                         (277)          (259)
  Proceeds from issuance of
   long-term debt                                     143,935
  Purchase and retirement of
   common stock                         (1,880)
  Dividends paid                        (1,221)        (1,229)
  Other                                   (237)          (109)

NET CASH (USED) BY FINANCING
 ACTIVITIES                            (18,935)        (7,162)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         462          4,157

Cash and cash equivalents at
 beginning of period                     2,753          2,676

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                            $  3,215      $   6,833




See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 26, 1998

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 26, 1998 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

NOTE B--DISCONTINUED OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and sell its Nautilus International division (fitness equipment). The sale of the Nautilus business was closed on January 4, 1999, and will be reported in the third quarter of fiscal year 1999. The Company increased the estimate of the after-tax cost to close discontinued businesses and recognized after tax charges of $4.4 million and $3.5 million during the first and second quarters of fiscal year 1999, respectively.

The assets of discontinued businesses are as follows (in thousands):
                                          December 26,      June 27,
                                              1998            1998

Accounts Receivable                        $    3,774       $ 19,450
Inventories                                     3,023          6,104
Other current assets                              138            243
      Total current assets                      7,665         25,797

Property, plant and equipment net of
  accumulated depreciation                     10,796         11,535
Other assets                                    1,727         10,788
      Total Assets                           $ 20,188       $ 48,120

Summarized results of operations for discontinued businesses are as follows (in thousands):

                             Three Months Ended          Six Months Ended
                         December 26,  December 27,   December 26,  December 27,
                            1998         1997             1998         1997

Net Sales                $  4,934     $ 30,889         $  11,880     $ 62,433
Cost and expenses           8,330       34,083            17,427       69,100
Net costs charged to
  reserves                 (3,396)                        (5,547)
(Loss) before income taxes      0       (3,194)                0       (6,667)
Income tax (benefit)                      (923)                        (1,644)
(Loss) from discontinued
 operations              $      0     $ (2,271)        $       0     $ (5,023)

NOTE C-INCOME TAXES

The effective income tax rate on income from continuing operations for the three months ended December 26, 1998 is 13%, compared to 25% for the fiscal year ended June 27, 1998. The Company expects that earnings for fiscal year 1999 will permit it to reduce the valuation allowance against deferred tax assets, resulting in a lower effective income tax rate for fiscal year 1999.


Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Net sales for the second quarter of fiscal year 1999, were $114 million as compared to $125 million in the same quarter of the prior fiscal year, a decrease of 9%. Sales were down in all three business segments for both the quarter and year-to-date periods. For the six months ended December 26, 1998, net sales were $244 million, a 7% decline from $264 million in the first six months of the prior fiscal year.

Gross profit declined with the decline in sales, but gross profit as a percent of sales stayed approximately the same, in the current quarter compared to the same quarter of the prior fiscal year. For the first six months of the current fiscal year, gross profit and gross margin both improved, in spite of a decline in sales, due primarily to the strong results in the first quarter of fiscal year 1999.

Operating profits were $5.9 million in the second quarter of fiscal year 1999, a decline of 24% compared to operating profits of $7.8 million in the same quarter of the prior fiscal year.
The decline in operating profits is related to the decline in gross profits described above. While gross profits declined, selling, general and administrative expenses were approximately the same in the second quarter of fiscal year 1999 as compared to the same quarter of the prior fiscal year. Delta Apparel operating losses decreased, but this improvement was more than offset by operating losses at Duck Head Apparel. Operating profit for the six months ended December 26, 1998, totaled $20 million, an increase of 7.5% over the $18.6 million achieved in the six months ended December 27, 1997. The year-to-date improvement in operating profit is due primarily to improvements at Delta Apparel, offset by operating losses at Duck Head Apparel.

The Company reported income from continuing operations of $.6 million in the second quarter of fiscal year 1999 as compared to $1.7 million in the same quarter of the prior fiscal year. On a per share basis, earnings from continuing operations for the quarter ended December 26, 1998, were $.03 on the 24,190,000 average shares outstanding as compared to $.07 per share on the 24,572,000 average shares outstanding for the quarter ended December 27, 1997. Average shares outstanding declined during the second quarter as a result of the Company's stock repurchase plan described later.

In discontinued operations the Company recognized an additional pretax charge of $4 million during the latest quarter to reflect a reduction in anticipated proceeds from the sale of Nautilus International. The sale was closed on January 4, 1999, in the third quarter of fiscal year 1999. According to the terms of the agreement, the Company will receive a total of approximately $16 million in cash, and the purchaser assumed approximately $2.0 million in liabilities. Proceeds have been and will be used to pay down short-term debt. Discontinued operations for the six months ended December 26, 1998 include net impairment charges of $9.0 million. Net impairment charges include approximately $13.5 million for losses at Nautilus based on a reduction in estimated net proceeds from the sale, and a reduction of estimated losses at Stevcoknit Fabrics Company of approximately $4.5 million. Discontinued operation losses in the quarter and year-to-date periods of the prior fiscal year represent operating losses for periods prior to the business being categorized as discontinued operations.

The Company's effective income tax rate on income from continuing operations for fiscal year 1999 is 13%, compared to 25% in fiscal year 1998. The current tax rate is lower than in the previous year because of an expected reduction in the valuation allowance on deferred tax assets.

Net loss for the latest quarter was $2.8 million or $.12 per share as compared to a loss of $.6 million or $.02 per share in the same quarter of the prior fiscal year. Net income for the six months ended December 26, 1998, was $.8 million or $.03 per share as compared to net income of $.1 million for the six months ended December 27, 1997.

Inventories increased nearly $11 million to $125 million at December 26, 1998 compared to June 27, 1998. The inventory increases occurred primarily at Delta Apparel, in anticipation of increased sales in the spring season, and as a result of the decline in sales in the second quarter of fiscal year 1999, as compared to the same quarter in the prior fiscal year.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS (CONTINUED)

The order backlog was $112 million at December 26, 1998, a decrease of 17% as compared to $135 million at December 27, 1997.
While backlogs declined in all three segments, the greatest percentage declines occurred at Delta Apparel and Duck Head
Apparel.

In Delta Mills Marketing Company, which manufactures and sells finished and unfinished woven fabrics, sales declined 7% to $79 million in the second quarter of fiscal year 1999, as compared to the same quarter of the prior fiscal year, primarily due to lower demand for unfinished and synthetic fabric. Similarly, sales for the six months ended December 26, 1998 were down 7% to $162 million as compared to the first six months of the prior fiscal year. Gross margins improved due to lower raw material cost and improved manufacturing efficiencies. Improvements in gross margins on declining sales resulted in a gross profit improvement in the second quarter and six months ended December 26, 1998, as compared to the same periods of the prior fiscal year. Progress is being made in shifting production from unfinished greige fabric to fabrics used in finished products. The improvement in gross margin permitted the segment to report operating earnings of $11 million, approximately 1% higher than in the same quarter of the prior fiscal year. Operating earnings for the six months ended December 26, 1998 were $25 million, also about 1% ahead of the same six months of the prior fiscal year.

Delta Apparel, the Company's T-shirt and fleece apparel division, continued to improve its results over the prior fiscal year. The improved results came in spite of an 18% decline in sales to $18 million in the second quarter of fiscal year 1999 as compared to the same quarter of the prior fiscal year. Net sales for the first six months of fiscal year 1999 were down by 12%. Lower raw material cost and better manufacturing efficiencies helped offset lower market prices on the products manufactured by Delta Apparel. Delta Apparel's improved gross margins and gross profit on lower sales, along with a reduction in selling and administrative costs, resulted in a reduction in operating losses for the quarter and year-to-date as compared to the same periods of the prior fiscal year. Delta Apparel had an operating loss of $1.3 million in the second quarter of fiscal year 1999 as compared to a loss of $3.4 million in the same quarter of the prior fiscal year. Similarly, for the six months ended December 26, 1998, Delta Apparel had an operating loss of $.8 million compared to a loss of $6.8 million in the same period of the prior fiscal year.

Duck Head Apparel Company's sales decreased 5% and 4% in the second quarter and first six months of fiscal year 1999, respectively, as compared to the same periods of the prior fiscal year. Gross margins declined as well, due to an increase in reserves for unsold finished inventory. While fixed selling and administrative costs have been reduced at Duck Head, these savings have been more than offset by higher advertising cost. Operating losses in the second quarter and first six months of fiscal year 1999, were $3.4 million and $1.9 million, respectively; as compared to operating profit of $.1 million and $1.4 million in the second quarter and first six months of the prior fiscal year.

As previously reported, the Board of Directors has made the decision to seek a buyer for Duck Head Apparel Company. The Company has had discussions with third parties with respect to a possible sale and other strategic alternatives for Duck Head, but cannot be reasonably certain that a transaction on satisfactory terms will be consummated in the near future. For this reason, the Company has made the decision to continue to report the Duck Head Apparel business as a part of continuing operations.

On September 15, 1998, the Company announced a plan to repurchase, from time to time, up to 2.5 million shares of the Company's outstanding stock at prices and at times in the discretion of the Company's top management. . Through December 26, 1998, the Company purchased for retirement approximately .5 million shares of its Common Stock at a total cost of about $1.9 million.

The Company's focus on reducing capital investment in under-performing businesses is improving the overall health of the Company. Debt has been reduced by $54 million during the year since December 27, 1997. The recent close on the sale of Nautilus International has allowed a further reduction of debt in the third quarter of fiscal 1999.
Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS (CONTINUED)

The Company is still cautious about the business environment for textiles and apparel. Order backlogs are lower than at this time last year, and there continues to be unrest in the international business climate. Retail prices for apparel continue to stagnate and wholesale prices for T-shirts and fleece continue to decline. These conditions will put pressure on the Company's earnings for the second half of fiscal 1999.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves remediation and testing of Year 2000 solutions. Expenditures in fiscal 1998 for the Year 2000 project amounted to approximately $150,000. As a part of its plan to achieve Year 2000 compliance, the Company has decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems is approximately $1 million. The Company now expects to spend approximately $1.5 million on software improvements and remediation work in fiscal year 1999, and an additional $.4 million in fiscal year 2000, with completion expected by the first quarter of fiscal year 2000. Key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of December 26, 1998. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends and to fund its planned capital expenditures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. A 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $5.8 million on the value of the contracts.



PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds

   Date of           Type of          Amount Of    Class of      Nature of
 Transaction        Transaction     Common Stock   Persons      Transaction

October 23, 1988      Issued            300        Employee    Service Awards

The Company believes that these issuances are exempt from registration under the Securities Act of 1933 by reason of
Section 4(2) of the Securities Act of 1933 and as not constituting a "sale".

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders


          The following summarizes the votes at the Annual
          Meeting of the Company's shareholders held on November 24 , 1998:

 Election of                                                           Broker
  Directors              For     Against    Withheld    Abstentions   Nonvotes

C. C. Guy           21,826,142     N/A       169,633         0           N/A
J. F. Kane          21,819,016     N/A       176,759         0           N/A
M. Lennon           21,805,764     N/A       190,011         0           N/A
E. E. Maddrey, II   21,815,815     N/A       169,960         0           N/A
B. A. Mickel        21,808,135     N/A       187,640         0           N/A
B. C. Rainsford     21,817,517     N/A       168,258         0           N/A

Ratification of
Appointment of
KPMG Peat Marwick
as Independent
Auditors
For Fiscal 1999     21,933,215    51,947     10,613         N/A          N/A


Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K
                None

     (b)  The Company filed Form 8-K with date of October 27,
          1998.

Item 5.  Other Events

*Items 1, 3 and 5 are not applicable



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Delta Woodside Industries, Inc.
                                                   (Registrant)




Date         February 4, 1999
                                        /s/ Robert W. Humphreys
                                        Robert W. Humphreys
                                        Vice President-Finance