Form 10-Q
period 1999-03-27
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1999-05-05
CIK 806624

DELTA WOODSIDE INDUSTRIES, INC.
                     Washington, D.C. 20549
                            FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1999

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

Common Stock, $.01 Par Value- 23,719,200 shares as of March 27, 1999




                              INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION

                                                            Page

Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--
March 27, 1999 and June 27, 1998                            3-4

Condensed consolidated statements of operations--
Three and nine months ended March 27, 1999 and
March 28, 1998                                                5

Condensed consolidated statements of cash flows
Nine months ended March 27, 1999
and March 28, 1998                                            6

Notes to condensed consolidated financial
statements-March 27, 1999                                   7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations   9-11

Item 3.  Quantitative and Qualitative Disclosures
         about Market Rish                                   11

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                 12

Item 2.    Changes in Securities and Use of Proceeds         12

Item 3.    Defaults upon Senior Securities                   12

Item 4.    Submission of Matters to a Vote of
           Securities Holders                                12

Item 5.    Other Information                                 12

Item 6.    Exhibits and Reports on Form 8-K                  12


SIGNATURES                                                   13



PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

    DELTA WOODSIDE INDUSTRIES,
                          INC.

CONDENSED CONSOLIDATED BALANCE
                        SHEETS


                                              March 27,      June 27,
                                               1999            1998
                                            (Unaudited)
                                                   (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                 $  4,099         $  2,753
  Accounts receivable:
    Factor                                    69,377           81,256
    Customers                                 30,308           41,253
                                              99,685          122,509
  Less allowances for doubtful
    accounts and returns                       4,535            3,309
                                              95,150          119,200

  Inventories:
    Finished goods                            69,464           52,219
    Work in process                           51,479           48,814
    Raw materials and supplies                13,099           12,925
                                             134,042          113,958

Current assets of discontinued operations      3,616           25,797
Deferred income taxes                            873              861
Prepaid expenses and other current assets      2,447            2,962
          TOTAL CURRENT ASSETS               240,227          265,531

PROPERTY, PLANT AND EQUIPMENT
  Cost                                       277,404          288,300
  Accumulated depreciation                   124,914          123,537
                                             152,490          164,763

Noncurrent assets of discontinued
  operations                                     392           22,323
Other assets                                  20,788           21,425
                                          $  413,897       $  474,042



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


                                                   March 27,    June 27,
                                                     1999        1998
                                                 (Unaudited)
                                                       (In thousands)

LIABILITIES

CURRENT LIABILITIES
  Short-term bank debt                           $ 16,115      $  11,108
  Trade accounts payable                           25,044         41,592
  Accrued and sundry liabilities                   27,121         41,460
  Current portion of long-term debt                 6,840            610
              TOTAL CURRENT LIABILITIES            75,120         94,770

LONG-TERM DEBT                                    154,160        183,535
DEFERRED INCOME TAXES                               3,779          3,716
OTHER LIABILITIES AND DEFERRED CREDITS              9,162         12,454

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01 authorized
  50,000,000 shares, issued and outstanding
  23,719,000 shares at March 27, 1999 and
  24,644,000 shares at June 27, 1998                  243            246
  Additional paid-in capital                      161,055        165,221
  Retained earnings                                10,378         14,100
TOTAL SHAREHOLDERS'  EQUITY                       171,676        179,567

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 413,897     $  474,042




DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                   Three Months Ended      Nine Months Ended
                                  March 27,   March 28,   March 27,  March 28,
                                    1999        1998        1999       1998
                                     (In thousands, except per share data)

Net Sales                         $ 109,507   $  121,516  $ 353,889  $ 385,585
Cost of goods sold                   94,178       97,601    290,211    314,786
   Gross profit on sales             15,329       23,915     63,678     70,799
Selling, general and
 administrative expense              14,694       15,360     42,875     43,646
Other (income)                         (163)        (101)        (3)      (101)
Restructuring charge                      0        8,895          0      8,895
             OPERATING PROFIT           798         (239)    20,806     18,359

Interest expense (income):
  Interest expense                    4,585        5,590     14,806     17,526
  Interest (income)                     (65)        (132)      (213)      (295)

                                      4,520        5,458     14,593     17,231

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES       (3,722)      (5,697)     6,213      1,128
Income tax expense (benefit)            607       (1,424)     1,864        282

INCOME (LOSS)  FROM CONTINUING
OPERATIONS                           (4,329)      (4,273)      4,349       846

Gain (Loss) on disposal of
discontinued operations less
applicable income taxes               1,618      (37,042)     (6,245)  (37,042)

Gain (Loss) from operations of
discontinued operations less
applicable income taxes                   0       (4,302)          0    (9,325)

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS                            1,618      (41,344)     (6,245)  (46,367)

NET INCOME (LOSS)                  $ (2,711)     (45,617)     (1,896)  (45,521)

Basic and diluted earnings (loss)
per share:
  Continuing operations            $  (0.18)    $  (0.17)    $  0.18    $  0.03
  Discontinued operations          $   0.07        (1.69)      (0.26)     (1.88)
  Net earnings (loss)              $  (0.11)       (1.86)      (0.08)     (1.85)

Weighted average shares
  outstanding                        24,057       24,574      24,301     24,573



DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       March 27,    March 28,
                                                        1999         1998
                                                           (In thousands)
OPERATING ACTIVITIES
Net Income (loss)                                     $ (1,896)    $ (45,521)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                             32,448        22,351
    Depreciation                                        18,183        21,248
    Amortization                                           871         1,484
    Write down of goodwill                                   0         7,459
    Other                                                5,631          (946)
    Changes in operating assets and liabilities        (32,719)       12,882

NET CASH PROVIDED BY OPERATING ACTIVITIES               22,518        18,957

INVESTING ACTIVITIES
  Property, plant and equipment purchases              (11,846)       (8,056)
  Investing activities of discontinued operations       12,140        (2,147)
  Other                                                  3,717           556
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                   4,011        (9,647)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit              243,373       206,755
  Repayments on revolving lines of credit             (261,001)     (349,255)
  Proceeds from issuance of long-term debt                   0       145,688
  Scheduled principal payments of long-term debt          (429)         (510)
  Dividends paid                                        (1,826)       (1,843)
  Other                                                 (5,300)       (1,970)

NET CASH (USED) BY FINANCING ACTIVITIES                (25,183)       (1,135)

INCREASE  IN CASH AND CASH EQUIVALENTS                   1,346         8,175

Cash and cash equivalents at beginning of year           2,753         2,696

CASH AND CASH EQUIVALENTS AT END OF YER              $   4,099     $  10,871




NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 27, 1999

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 27, 1999 are not necessarily indicative of the results that may be expected for the year ending July 3, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 27, 1998.

NOTE B--DISCONTINUED OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and sell its Nautilus International division (fitness equipment). The sale of the Nautilus business closed on January 4, 1999, and is reported in the third quarter of fiscal year 1999. Included in accounts receivable of discontinued operations as of the quarter ended March 27, 1999 is $2.5 million in proceeds from the Nautilus sale which was subsequently collected. The Company increased the estimate of the after-tax cost to discontinue these businesses and recognized after tax charges of $4.4 million and $3.5 million during the first and second quarters of fiscal year 1999, respectively, and decreased the estimate by $1.6 million in the third quarter of fiscal 1999. Proceeds from the liquidation of these divisions have been used to reduce indebtedness.

The assets of discontinued businesses are as follows (in thousands):
                                                  March 27,  June 27,
                                                    1999       1998

Accounts Receivable (net of reserves)           $   3,599    $ 19,450
Inventories                                             0       6,104
Other current assets                                   17         243
      Total current assets                          3,616      25,797

Property, plant and equipment net of
  accumulated depreciation                              0      11,535
Other assets                                          392      10,788
            Total Assets                         $  4,008   $  48,120

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                     March 27,  March 28,  March 27,  March 28,
                                       1999       1998      1999        1998

Net Sales                          $    (77)  $  25,361   $  11,803  $  87,794
Cost and expenses                     1,046      28,332      18,473     97,432
Net costs charged to reserves        (1,123)          0      (6,670)         0
(Loss) before income taxes                0      (2,971)          0     (9,638)
Income tax (benefit)                              1,331                   (313)

(Loss) from discontinued operations$      0 $    (4,302)  $       0  $  (9,325)



NOTE C-INCOME TAXES

The effective income tax rate on income from continuing operations for the three months ended March 27, 1999 is a negative 16%, compared to 25% for the fiscal year ended June 27, 1998. The effective income tax rate on income from continuing operations for the nine months ended March 27, 1999 is 30% based on projected income for the year. The tax provision for the current quarter is calculated as the difference between the nine months ended March 27, 1999 tax provision and the six months ended December 27, 1998 tax provision and reflects changes in projected income for the year.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Net sales for the third quarter of fiscal year 1999 were $109.5 million as compared to $121.5 million in the same quarter of the prior fiscal year, a decrease of 9.9%. Sales were down in all three business segments for both the quarter and year-to-date as described below. For the nine months ended March 27, 1999, net sales were $353.9 million, an 8.2% decline from $385.6 million in the first nine months of the prior fiscal year.

Gross profit declined with the decline in sales, and gross profit as a percent of sales also declined in the current quarter compared to the same quarter of the prior fiscal year. For the first nine months of the current fiscal year, gross profit declined overall due to the decrease in sales, combined with a slight decline in gross margin percentage compared to the same period of the prior year.

Operating profits were $.8 million in the third quarter of fiscal 1999 as compared to an operating loss of $.2 million in the same quarter of the prior fiscal year. The operating loss in the third quarter of 1998 included charges of $8.9 million related to impairment of goodwill at Delta Apparel and restructuring reserves established at Duck Head Apparel. The operating loss in the current quarter includes charges of $2.6 million to adjust the carrying value of certain plant assets at Delta Apparel. Operating profit before these charges declined by $5.7 million, related primarily to the overall decline in gross profit described above. Operating profit for the nine months ended March 27, 1999 totaled $20.8 million, as compared to the $18.4 million reported in the nine months ended March 28, 1998. Operating profit, before the charges described above, declined by $3.9 million. This decline is related to the decrease in gross profit previously discussed.

The Company reported a loss from continuing operations of $4.3 million in the third quarter of fiscal year 1999 as compared to $
4.3 million in the same quarter of the prior fiscal year. On a per share basis, losses from continuing operations for the quarter ended March 27, 1999, were $.18 on the 24.1 million average shares outstanding as compared to $.17 per share on the
24.6 million average shares outstanding for the quarter ended March 28, 1998. For the nine months ended March 27, 1999 the Company reported a profit from continuing operations of $4.3 million as compared to a profit of $.9 million in the same period of the prior year. On a per share basis, profits from continuing operations for the nine months ended March 27, 1999 were $.18 per share on the 24.3 million average shares outstanding as compared to $.03 per share on the 24.6 million average shares outstanding for the same period in the prior year. Average shares outstanding declined as a result of the Company's stock repurchase plan described below.

The Company recognized a pretax gain on disposal of discontinued operations of $1.6 million during the latest quarter to reflect an increase in anticipated proceeds from the liquidation of Stevcoknit Fabrics Company. As was previously reported, the Company closed on the sale of Nautilus International in the third quarter of fiscal year 1999. According to the terms of the agreement, the Company received $13.8 million in cash in the third quarter, and an additional $2.5 million in cash after the end of the quarter and the purchaser assumed approximately $1.7 million in liabilities. Proceeds have been used to pay down short-term debt. Discontinued operations for the nine months ended March 27, 1999 include impairment charges of $7.4 million. Impairment charges include approximately $13.5 million for losses at Nautilus based on a reduction in estimated net proceeds from the sale, offset by a reduction of estimated losses at Stevcoknit Fabrics Company of approximately $6.1 million. Losses from discontinued operations in the quarter and year-to-date periods of the prior fiscal year represent operating losses for periods prior to the businesses being categorized as discontinued operations and a net estimated loss of $37 million on the disposal of Stevcoknit Fabrics Company. Proceeds from the liquidation of the Stevcoknit Fabrics division have been used to reduce indebtedness.

The net loss for the latest quarter was $2.7 million or $.11 per share as compared to a loss of $45.6 million or $1.86 per share in the same quarter of the prior fiscal year. The net loss for the nine months ended March 27, 1999, was $1.9 million or $.08 per share as compared to a net loss of $45.5 million or $1.85 per share for the nine months ended March 28, 1998.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

Inventories increased $20.1 million to $134.0 million at March 27, 1999 compared to June 27, 1998. The inventory increases occurred primarily at Delta Apparel and Duck Head, in anticipation of increased sales in the spring season, and as a result of the decline in sales in the third quarter of fiscal year 1999, as compared to the same quarter in the prior fiscal year.

The order backlog was $126 million at March 27, 1999, a decrease of 21% as compared to $159 million at March 28, 1999. While backlogs declined in all three segments, the greatest percentage declines occurred at Delta Apparel and Duck Head Apparel.

In Delta Mills Marketing Company, which manufactures and sells finished and unfinished woven fabrics, sales declined 1% to $73 million in the third quarter of fiscal year 1999, as compared to the same quarter of the prior fiscal year, primarily due to lower demand for unfinished and synthetic fabric. Primarily for the same reason, sales for the nine months ended March 27, 1999 were down 5% to $236 million as compared to the first nine months of the prior fiscal year. Gross margins improved slightly for the first nine months of the fiscal year as compared to the prior year period due to lower raw material cost and improved manufacturing efficiencies. Gross margin percentage decreased for the quarter ended March 27, 1999 as compared to the prior year period due to a decline in production and prices on unfinished greige fabric sales, and due to manufacturing curtailment for inventory reduction. Gross profit declined in the third quarter and nine months ended March 27, 1999, as compared to the same periods of the prior fiscal year. Progress is being made in shifting production from unfinished greige fabric to fabrics used in finished products. Operating earnings for the quarter ended March 27, 1999 were down 23% from the third quarter of the prior fiscal year, and for the nine months ended March 27, 1999 were down 5% compared to the same nine months of the prior fiscal year.

In Delta Apparel, the Company's T-shirt and fleece apparel division, sales declined 19% to $20 million in the third quarter of fiscal year 1999 as compared to the same quarter of the prior fiscal year. Net sales for the first nine months of fiscal year 1999 decreased by 15% to $63 million. The sales declines for the quarter ended March 27, 1999 and for the first nine months of this fiscal year were due to lower average selling prices and lower unit sales. The Company believes that the lower average selling prices are the result of increased competition, lower raw material costs, and cost savings throughout the industry brought about by the general move of sewing production to lower wage countries. At Delta Apparel, lower raw material costs and better manufacturing efficiencies helped offset lower market prices on the products manufactured by Delta Apparel. Delta Apparel's improved gross margin percentage and gross profit on lower sales, along with a reduction in selling and administrative costs, contributed to a reduction in operating losses for the year-to-date as compared to the same period of the prior fiscal year. Delta Apparel had an operating loss of $3.4 million in the third quarter of fiscal year 1999 as compared to a loss of $7.5 million in the same quarter of the prior fiscal year. In the third quarter of the prior year, the operating loss includes an impairment charge of $7.5 million that was recorded to write off goodwill. In the third quarter of the current year, a charge of $2.6 million is included in gross profit to adjust the carrying value of certain plant assets. For the nine months ended March 27, 1999, Delta Apparel had an operating loss of $4.1 million as compared to a loss of $14.3 million in the same period of the prior fiscal year.

Duck Head Apparel Company's sales decreased 29% and 21% in the third quarter and first nine months of fiscal year 1999, respectively, as compared to the same periods of the prior fiscal year. These declines are largely due to the loss of accounts associated with consolidation in the retail industry. Gross margins declined as well, due to an increase in reserves for unsold finished inventory and the impact of margin guarantees granted to certain retailers. While fixed selling and administrative costs have been reduced at Duck Head, these savings have been more than offset by higher advertising cost. Operating losses in the third quarter and first nine months of fiscal year 1999, were $4.1 million and $5.9 million, respectively, as compared to operating losses of $2.8 million and $1.7 million in the third quarter and first nine months of the prior fiscal year.

As previously reported, the Board of Directors has made the decision to spin off to the Delta Woodside shareholders the business segments of Duck Head Apparel Company and Delta Apparel Company. The Company intends to seek a buyer for Delta Woodside Industries, Inc which would then consist of Delta Mills Marketing Company as its only operating division. The Company has hired Prudential Securities to assist with the transaction.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS (CONTINUED)

On September 15, 1998, the Company announced a plan to repurchase, from time to time, up to 2.5 million shares of the Company's outstanding stock at prices and at times in the discretion of the Company's top management. . Through March 27, 1999, the Company had purchased for retirement approximately one million shares of its Common Stock at a total cost of about $4.5 million.

The Company's focus on reducing capital investment in under-performing businesses is improving the overall health of the Company. Debt has been reduced by $63 million during the year since March 28, 1998.

The Company is still cautious about the business environment for textiles and apparel. Order backlogs are lower than at this time last year, and there continues to be unrest in the international business climate. Retail prices for apparel continue to stagnate and wholesale prices for T-shirts and fleece continue to decline. These conditions will put pressure on the Company's earnings for the fourth quarter of fiscal 1999.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identification of year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves testing of Year 2000 solutions, tracking key vendor Year 2000 compliance, and testing contingency plans. Expenditures in fiscal 1998 for the Year 2000 project amounted to approximately $150,000. As a part of its plan to achieve Year 2000 compliance, the Company has decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems is approximately $1 million. The Company now expects to spend approximately $1.5 million on software improvements and remediation work in fiscal year 1999, and an additional $.4 million in fiscal year 2000, with completion expected by the first quarter of fiscal year 2000. Most key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of March 27, 1999. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

The Company believes that the cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, to pay dividends and to fund its planned capital expenditures.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. A 10% decline in market price of the Company's fixed price contracts would have a negative impact of approximately $5.3 million on the value of the contracts.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds

  Date of            Type of       Amount of       Class of      Nature of
Transaction         Transaction   Common Stock     Persons      Transaction

January 27, 1999      Issued          700          Employee    Service Awards
March 1, 1999         Issued          200          Employee    Service Awards

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

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

  (a)    Exhibits required by Item 601 of Regulation S-K
         None

     (b)  The Company filed Form 8-K with date of February 8,
          1999.  Items reported were:

            Item 5.  Other Events

            Item 7.  Financial Statements and Exhibits

*Items 1, 3, 4 and 5 are not applicable




                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delta Woodside Industries, Inc.
                                   (Registrant)




Date   May 5, 1999                 /s/ Robert W. Humphreys
                                   Robert W. Humphreys
                                   Vice President-Finance