Form 10-Q/A
period 1998-12-26
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1999-08-17
CIK 806624

Securities and Exchange Commission
                   Washington, D.C. 20549


                         Form 10-Q/A

   X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
       QUARTERLY PERIOD ENDED DECEMBER 26, 1998

OR

       TRANSACTION REPORT PURSUANT TO SECTION 13  OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
       PERIOD FROM            to


Commission file number 1-10095

               DELTA WOODSIDE INDUSTRIES, INC.
   (Exact name of registrant as specified in its charter)

        South Carolina
57-0535180
(State or other jurisdiction of
(IRS Employer incorporation or organization)
Identification No.)

233 North Main Street, Suite 200
Greenville, South Carolina
29601
(Address of principal executive offices)
(ZIP Code)

Registrant's telephone number, including area code (864) 232-
                            8301

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

The number of outstanding shares of the issuer's $.01 par value common stock as of January 27, 1998 was 24,186,900.
                           PART II



ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

        (a)       Exhibits required by Item 601 of Regulation
        S-K

        10.10Letter dated December 14, 1998 to Robert W.
        Humphreys

        10.11Letter dated December 14, 1998 to Jane H. Greer

        (b)  The Company filed Form 8-K with date of October
        27, 1998.

              Item 5. Other Events



                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Delta Woodside Industries,
Inc.



Date: August 16, 1999
______________________________
                         Robert W. Humphreys
                         Vice President - Finance