Form 10-K
period 1999-07-03
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1999-09-30
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July  3, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number  1-10095
                        -------

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              South Carolina                            57-0535180
              --------------                            ----------
     (State of Incorporation)          (I.R.S. Employer Identification No.)

            233 N. Main Street, Suite 200
              Greenville, South Carolina                     29601
              --------------------------                    -------
       (Address of principal executive offices)            (Zip code)

                                  864/232-8301
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ----------------------

        Common Stock, Par Value $.01               New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                                      None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes  X           No
           ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 17, 1999 was:

     Common  Stock,  $.01  par  value  -  $38,992,955

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 17, 1999 was:

     Common  Stock,  par  value  $.01  -  23,804,384

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended July 3, 1999 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 4, 1999 are incorporated by reference into Part III.

Item  I  Business
-----------------

GENERAL

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 233 North Main Street, Suite 200, Greenville, South Carolina 29601 (telephone number: 864-232-8301). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     The Company has three operating divisions. Delta Mills Marketing Company produces a range of cotton, synthetic and blended finished and unfinished woven products which are sold for the ultimate production of apparel, home furnishings, and other products. Duck Head Apparel produces woven and knit apparel, including the "Duck Head" (Reg. Trademark) line of casualwear marketed primarily in the Southeastern United States to department stores and specialty apparel retailers. Duck Head Apparel also operates 24 retail apparel outlet stores that sell primarily closeout and irregular "Duck Head" products. Delta Apparel manufactures and sells T-shirts, fleece goods and sportswear to distributors, screen printers and private label accounts. The Company has operations in 12 states, Costa Rica and Honduras, and has approximately 5,000 employees.

     During fiscal 1998 the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division. Also during fiscal 1998 the Company made the decision to exit the fitness equipment (Nautilus International) business. Stevcoknit Fabrics Company and Nautilus International have been classified and reported as discontinued operations. Most of the liquidation of Stevcoknit Fabrics Company was completed in fiscal 1998. The Nautilus International business was sold in January 1999.

     Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986 and whose subsidiaries' businesses were acquired beginning in 1984. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

PRODUCTS,  MARKETING  AND  MANUFACTURING

     The Company produces woven textile fabrics through its Delta Mills Marketing Company operating division. It conducts its branded and non-branded apparel operations through the "Duck Head" and "Delta Apparel" (Reg. Trademarks) divisions respectively. The Company also licenses the use of the "Duck Head" trademark. Each division has its own management and employees and operates independently of the other divisions under the overall direction of the Company's executive officers. Intersegment sales accounted for no more than approximately 2% of net sales in any segment for fiscal 1999, 1998, and 1997.

     Woven textile fabrics produced for sale by the Company are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Knit fabrics are manufactured by the Company using cotton and polyester cotton blend yarns for use in its knit apparel operations. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving and knitting operations. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms or knitted into fabric on knitting machines. The unfinished fabric at this stage is referred to as greige goods. If sold at this stage, greige goods are typically sold to converters who, in turn, enhance the fabric through finishing techniques and sell it to manfacturers of apparel, home furnishings and other products. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments. Finished fabrics generally have significantly higher margins than greige goods.

     The Company sells its woven fabrics primarily to numerous apparel manufacturers and apparel resellers. Apparel products are sold primarily to department stores and specialty retailers under the Company's "Duck Head" label, to private label apparel resellers, and to distributors and screen printers.

     DELTA  MILLS  MARKETING  SEGMENT

     Delta Mills Marketing Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler and Lee divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers and Haggar Corp.'s Wrinkle-Free . Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. Net sales of woven fabrics were $314 million, $342 million, and $336 million during fiscal 1999, 1998, and 1997 respectively. Sales of woven fabric to Levi Strauss & Co., Inc. accounted for approximately 15%, 12% and 15% of the Company's total net sales for fiscal 1999, 1998 and 1997, respectively. The loss of this account could have a material adverse effect on the results of the Company.

     Delta Mills Marketing Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long term growth. The woven fabrics division sells and distributes its fabrics through a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating from Atlanta, Chicago, Dallas, Los Angeles, San Francisco and Mexico.

     During fiscal years 1999, 1998, and 1997, approximately 78%, 70% and 70%, respectively, of the division's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 22%, 30% and 30%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The division's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the division performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The woven finished fabrics plants are currently operating at less than full capacity.

     The division also produces a variety of unfinished light-weight woven fabrics that are sold to converters of finished products. Due to import pressure, the unfinished fabrics business is being discontinued and is being replaced with more profitable product lines. This move away from the unfinished fabric production will be substantially complete in the first quarter of fiscal 2000.


     DUCK  HEAD  APPAREL  SEGMENT

     Duck Head produces collections of men's and boy's casual apparel sold under the "Duck Head" label, including pants, shorts and shirts. In addition, this division sells a relatively small amount of men's and boy's woven uniforms, sportswear and casualwear under the private labels of its customers. The division also licenses various other categories of apparel and accessories.

     "Duck Head" labeled products are primarily marketed by employed sales staff to regional and national retailers. The "Duck Head" trademark has been associated with apparel since 1865 and has been historically distributed in the Southeastern United States. The Company acquired the brand in February 1989. The division has over 400 men's and 200 boy's Duck Head shops in major department stores. The "shop" display format of a large part of the Duck Head line utilizes dedicated retail floor space in the sportswear department positioned with other national brands. Net sales of "Duck Head" products were approximately $72 million, $86 million, and $81 million during fiscal 1999, 1998, and 1997, respectively.

     Duck Head Apparel operates 2 facilities located in Georgia and Costa Rica. The division purchases the fabrics used in its products from a number of producers. "Duck Head" also currently acquires a substantial amount of its finished products from other sourcing companies throughout the world. This outside production takes the form of sewing fabric parts cut at contractor's facilities, cutting and sewing with fabric and patterns supplied by Duck Head, or providing finished garments made to Duck Head specifications. The division maintains a staff of quality specialists who consistently monitor work in process at outside companies. The Company believes that there is ample capacity among outside contractors worldwide to meet its future production requirements. All of the products are warehoused in the division's distribution facility in Georgia.

     Duck Head labeled apparel items are generally required to be inventoried to permit reorder shipment and to level production schedules. Customer private label apparel items are generally made only to order. The division's products are manufactured primarily from 100% cotton. The division's marketing office is based in Winder, Georgia with a showroom in New York, New York and sales personnel located throughout the country.

     The Duck Head division has 24 outlet stores located in 9 states that sell principally closeout and irregular Duck Head products. These stores also sell a small amount of apparel and accessory items manufactured by Duck Head licensees.


     DELTA  APPAREL  SEGMENT

     Delta Apparel Company, headquartered in Duluth, Georgia, operates a total of 5 facilities and produces knitted T-shirts, polo-type shirts and sweatshirts. The division markets its products primarily to companies that screen print shirts for resale and to distributors. Net sales in this division were $106 million, $106 million and $112 million during fiscal 1999, 1998, and 1997, respectively.

     The division's marketing is performed by employed sales personnel located throughout the country. Sales personnel call directly on the retail trade, contacting department stores, distributors, screen printing companies and the mass marketers such as discount houses. This operation also utilizes independent sales representatives to sell to distributors and screen printing companies. Demand for the division's products is strongest during the spring and summer months. Most knit apparel items are inventoried to permit quick shipment and to level production schedules during the months of lower demand. Special knit apparel items and customer private label knit apparel styles generally are made only to order.

     The division spins the majority of its yarn at the Company's modern facility in Edgefield , South Carolina, with the remainder being purchased from outside vendors. The division knits, dyes, finishes, and cuts fabric in a company owned plant in Maiden, North Carolina and sews garments in a company owned plant in Georgia and in leased facilities in Honduras. The division also uses outside sewing contractors when demand exceeds internal production capacities. Fabrics used by the division are primarily 100% cotton and polyester/cotton blends.


RAW  MATERIALS  FOR  YARN

     The Company's principal raw material for yarn is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. For fiscal 1999 polyester prices were at the lowest prices the Company has paid since fiscal year 1993. However, management expects that trend to be reversed in fiscal 2000. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.770 in fiscal year 1999 as compared to $.817 in fiscal year 1998, and, as compared to $.833 in fiscal year 1997. Management expects the downward trend in cotton prices to continue in fiscal 2000. In fiscal year 2000, the Company expects to use approximately 97 million pounds of cotton (including approximately 15 million pounds of premium cotton) and 6 million pounds of polyester in its manufacture of yarn. The Company has contracted to purchase about 61% of its expected cotton requirements for fiscal year 2000. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected as there can be no assurance that it would be able to pass along these increased costs to its customers.


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

     Delta Mills Marketing Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The division competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the division maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

     Delta Mills Marketing Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one of only two finishers successful in printing camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. Additional competitive strengths of the woven fabrics division include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     Foreign competition is a significant factor in the United States fabric market. The Delta Mills Marketing division believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the division to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the division benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. Section 807 provides for the duty free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Because Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the division and other domestic producers of apparel fabrics. In addition, pursuant to Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section 807. A similar program, enacted as a result of NAFTA and referred to as the Special Regime Program, provides even greater benefits (complete duty free, quota free treatment) for apparel assembled in Mexico from fabric components formed and cut in the United States. In contrast, apparel not meeting the criteria of Section 807, Section 807A, or the Special Regime Program, is subject to quotas and/or relatively higher tariffs. If Section 807, Section 807A or the Special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the division. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

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

     Delta Apparel Company competes with a number of domestic branded and private label manufacturers of T-shirts, Fleece products, and Placket shirts. Many of these companies are larger in size and have greater financial resources than the Company. The division also competes with imported garments to a lesser extent. The division, along with all of its major competition, makes use of

Section 807 and Section 807A of the tariff code and/or NAFTA and assembles a substantial amount of its garment production in certain Latin American or Caribbean countries and Mexico. If Section 807 or Section 807A or any similar program were repealed or altered in whole or in part, the division believes it would be at a serious competitive disadvantage relative to textile and apparel manufacturers in the rest of the world seeking to enter the United States market, which would have a material and adverse effect on the division.
Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

EMPLOYEES

     The Company has approximately 5,000 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

     The information contained under the subheading "Environmental Matters" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

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

     The Company's previously owned Nautilus business has been named as a "potentially responsible party" ("PRP") under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") with respect to three hazardous waste sites in North Carolina, South Carolina and Mississippi. To the Company's knowledge, all of the transactions with these sites were conducted by a corporation (the "Selling Corporation") whose assets were sold in 1990 pursuant to the terms of an order of the United States Bankruptcy Court to another corporation, the stock of which was subsequently acquired by the Company in January 1993.

     At the North Carolina site, the Selling Corporations is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party. The Company believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial. At the Mississippi site, the PRP group has completed the surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, latest estimates of costs to clean up the site range up to $4 million. Trichlomethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby residential drinking water wells.

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

INDUSTRY  SEGMENT  INFORMATION

     Segment information made part of Note G of the Company's consolidated financial statements for the fiscal year ended July 3, 1999 is incorporated herein by reference.

YEAR  2000  COMPLIANCE

     Information concerning year 2000 compliance in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Year 2000 Compliance" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

OTHER

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Consolidated Company Results, Fiscal 1999 Versus Fiscal 1998" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

Item  2.  PROPERTIES
--------  ----------

    The following table provides a description of Delta Woodside's principal production and warehouse facilities.

                                                         Approximate
                                                            Square
          Location                    Utilization           Footage  Owned/Leased
------------------------------------  --------------------  -------  ------------

DELTA MILLS MARKETING COMPANY
Greenville, SC                        Admin. Offices         17,400  Leased (1)
Beattie Plant, Fountain Inn, SC       spin/weave            390,000         (2)
Furman Plant, Fountain Inn, SC        weave                 155,000         (2)
Estes Plant, Piedmont, SC             spin/weave            332,000         (2)
Delta 3 Plant, Wallace, SC            dye/finish            555,000         (2)
Cypress Plant, Pamplico, SC           spin                  144,000         (2)
Pamplico Plant, Pamplico, SC          spin/weave            275,000         (2)
Delta 2 Plant, Wallace, SC            dye/finish            347,000         (2)
Catawba Plant, Maiden, NC             spin                  115,000  Owned


DELTA APPAREL COMPANY
Duluth, GA                            Admin. Offices         40,244  Leased
Rainsford Plant, Edgefield, SC        spin                  296,000  Owned(5)
Maiden Plant, Maiden, NC              knit/dye/finish/cut   325,000  Owned
Washington Plant, Washington, GA      sew                   129,800  Owned
Distribution Center, Knoxville, TN    distribution          550,000  Owned
Honduras Plant, San Pedro Sula,
  Honduras                            sew                   104,000  Leased(3)

DUCK HEAD APPAREL COMPANY
Monroe #2, Monroe, GA                 pressing               93,000  Owned
San Jose Plant, San Jose, Costa Rica  sew                    60,000  Leased(3)
316 Distribution Center, Winder, GA   admin offices and
                                      warehouse             200,000  Owned
Various retail stores (4)

Item 2.  PROPERTIES
-------  ----------

(1) Lease expires in December 2003 with the right to renew for an additional five-year period.
(2) Titles to these facilities and substantially all of the equipment located in such facilities are held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although the Company can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.
(3) The Honduras plant has a lease that expires in November 2000. The San Jose plant is leased on a month-to-month basis.
(4) The "Duck Head" Outlet Stores operation leases 24 facilities in 9 states, which leased space is approximately 75,000 square feet. These leases expire at various dates through 2006.
(5) The Rainsford Plant is owned by Delta Mills, Inc., a wholly-owned indirect subsidiary of Delta Woodside. The plant is managed by Delta Apparel Company.

     Except as noted above all of the above facilities are owned by Delta Woodside or one of its subsidiaries, subject in certain cases to various outstanding mortgages and security interests.

     Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires September 1, 2003. Sales offices are leased in or near New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles with leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes that its plants in the Delta Mills Marketing division are operating at less than full production capacity. Various factors affect the relative use by the Company's apparel divisions of their own facilities and outside contractors in the various apparel production phases. The Delta Apparel division is currently using the majority of its internal production capacity. The Duck Head Apparel operation is operating at approximately 50% of its internal production capacity.

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

Item 3.  LEGAL  PROCEEDINGS
------   ------------------

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

Item 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
------   ----------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 1999 fiscal year.

                                     PART II

Item 5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
------   ----------------------------------------------
         RELATED  STOCKHOLDER  MATTERS
         -----------------------------

     The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 3, 1999 is incorporated herein by reference.

     The following table shows the issuances by the Company during fiscal 1999 of its shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.

    Date of         Type of         Amount of       Class of        Nature of
  Transaction     Transaction     Common  Stock     Persons        Transaction
  -----------     -----------     -------------     ---------     --------------

  May 10, 1999    Issued          750               Employees     Service Awards

          The Company believes that these issuances are exempt from registration under the Securities Act of 1933 by reason of Section 4(2) of the Securities Act
of  1933  and  as     not  constituting  a  "sale".

Item 6.  SELECTED  FINANCIAL  DATA
------   -------------------------

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 3, 1999 is incorporated herein by reference.

Item 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
------   -------------------------------------------
         FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
         --------------------------------------------------

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 7 of the Company's annual shareholders' report for the year ended July 3, 1999 is incorporated herein by reference.

Item  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
---------------------------------------------------------------------
           RISK
           ----

COMMODITY  RISK  SENSITIVITY
----------------------------

     As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. At July 3, 1999, a 10% decline in the market price of the cotton covered by the Company's fixed price contracts would have a negative impact of approximately $4.2 million on the value of the contracts. At the end of fiscal 1998, a 10% decline in the market price of the Company's fixed price contracts would have had a negative impact of approximately $5.6 million on the value of the contracts. The decline in the potential negative impact from 1998 to 1999 is due principally to current cotton commitments being at significantly lower average prices than in fiscal 1998. The Company has changed to the current disclosure format from the format in the fiscal year 1998 10-K in an effort to improve the comparability of its disclosure to other companies in its industry.


INTEREST  RATE  SENSITIVITY
---------------------------

     The following debt obligations are sensitive  to changes in interest rates:

        $150 million of unsecured ten year senior notes due 2007 at a fixed rate of 9.625%.

        $100 million of secured five year revolving credit facility expiring 2002 with interest of 6.93% at July 3, 1999. Interest is based on LIBOR.

        $30 million of short-term secured revolving credit facility expiring December 2000 with interest of 7.22% at July 3, 1999. Interest is based on LIBOR.

An interest rate change would not have an impact on the fixed rate ten year senior notes totaling $150 million. An interest rate change would have a negative impact to the extent the Company increases borrowings against the revolving credit facilities. The impact would be dependent on the level of borrowings incurred. During fiscal years 1999 and 1998, based on the average principal balance outstanding, a 1% increase in interest rates would have resulted in increased interest expense of approximately $533,000 and $879,000, respectively. In fiscal year 2000, as of this date, the Company has no outstanding borrowings against the revolving credit facilities.

Item  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------  -----------------------------------------------

     The consolidated financial statements included on pages 10 through 13 of the Company's annual shareholders' report for the year ended July 3, 1999 are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND  FINANCIAL  DISCLOSURE
         --------------------------

         Not  applicable.

                                    PART III


Item  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------  --------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance".

Item  11.  EXECUTIVE  COMPENSATION
---------  -----------------------

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
---------  --------------------------------------------
           OWNERS  AND  MANAGEMENT
           -----------------------

     The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

Item  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------  --------------------------------------------------

     The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                                     PART IV


Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
---------  ---------------------------------------------------------------------


     (a) (1) and (2)     Financial Statements and  Financial Statement Schedules
                         -------------------------------------------------------

               The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

     (3)   Listing  of  Exhibits:*
           ---------------------

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

Item  14    (Continued)
----------  -----------

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

4.1         See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.1.5, 3.2, 3.2.1. and 3.2.2.

4.2         Specimen of Certificate for the Company's Common Stock:  Incorporated by reference to
            Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 33-42710 (the
            "Form S-3").

4.3         Credit Agreement dated as of August 25, 1997 among Delta Mills,   Inc., as Borrower,
            certain subsidiaries of the Borrower from time to time party thereto, as guarantors, the several lenders from time to time party thereto, NationsBank, N.A., as Administrative
            Agent, and BNY Financial Corporation, as Collateral Agent, together with forms of certain related instruments, agreements and documents (excluding schedules): Incorporated by reference to Exhibit 4.2.4 to Form 8-K/A of the Company with date of September 25, 1997. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules to such agreement upon request of the Commission.

4.3.1       First Amendment and Waiver Agreement dated as of May 11, 1998 respecting Credit
            Agreement dated as of August 25, 1997:  Incorporated by reference to Exhibit 4.2.7 to the
            Form 10-Q of the Company for the quarter ended March 28, 1998.

4.3.2       Second Amendment to Credit Agreement dated as of July 29, 1998 respecting Credit Agreement dated as of August 25, 1997: Incorporated by reference to Exhibit 4.2.4.2 to the Form 10-K of the Company for the year ended June 27, 1998.

4.4         Indenture, dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee, together with forms of certain related instruments, agreements and documents: Incorporated by reference to Exhibit 4.2.6 to Form 8-K/A of the Company with date of September 25, 1997.

4.5         The Company hereby agrees to furnish to the Commission upon request of the
            Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.1        Lease, dated September 1, 1998 and between Hammond Square, Ltd. and the Company.

10.2**      Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated
            Effective January 1, 1998 as amended.

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

10.4.5**    1997 Amendment to Stock Option Plan effective as of November 6, 1997:  Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Delta Woodside
            Industries, Inc. (File No. 333-45767).

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

10.8.1**    Directors Stock Acquisition Plan:  Incorporated by reference to Exhibit 10.14 to the 1991
            10-K.

10.8.2**    Amendment of Director Stock Acquisition Plan, dated April 30, 1992:  Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

10.9**      Delta Woodside Industries, Inc. Long Term Incentive Plan:  Incorporated by reference to
            Exhibit 10.2 to Registration Statement on Form S-4 of Delta Mills, Inc. (File No. 333-
            37617).

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

10.12**     Letter dated December 14, 1998 to Robert W. Humphreys: Incorporated by reference to
            Exhibit 10.10 to the Form 10-Q/A of the Company for the quarterly period ended
            December 26, 1998 (the "December 1998 10-Q").

10.12.1 **  Letter dated April 22, 1999 to Robert W. Humphreys.

10.13 **    Letter dated December 14, 1998 to Jane H. Greer: Incorporated by reference to Exhibit
            10.11 to the December 1998 10-Q.

10.14 **    Letter dated June 8, 1998 to Douglas J. Stevens.

10.15       See Exhibits 4.3, 4.3.1, 4.3.2, and 4.4.

13          Annual Report to Shareholders of the Company for the fiscal year ended July 3, 1999.

21          Subsidiaries of the Company.

23.1        Report on Schedules and Independent Auditors' Consent for the years ended  July 3, 1999,
            June 27, 1998 and June 28,1997.

27          Financial Data Schedule.

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

     (b)     Reports  on  Form  8-K
             ----------------------

             The Company filed a Form 8-K with date of June 25, 1999. Items reported were:

                  Item  5.  Other  events

                  Item  7.  Financial  statements and exhibits


     (c)     Exhibits
             --------

             The response to this portion of Item 14 is submitted as a separate section of this report.

     (d)     Financial  Statement  Schedules
             -------------------------------

             The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DELTA  WOODSIDE  INDUSTRIES,  INC.


September  30,  1999               /s/  E.  Erwin  Maddrey,  II
--------------------               -------------------------------------
                Date               E.  Erwin  Maddrey,  II
                                   President,  Chief  Executive  Officer
                                   and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  C.  C.  Guy       9/30/99     /s/ E. Erwin Maddrey             9/30/99
----------------       -------     ---------------------            -------
C. C. Guy               Date        E. Erwin Maddrey, II             Date
Director                            President, Chief Executive
                                    Officer and  Director


/s/ James F. Kane      9/30/99      /s/ Bettis C. Rainsford         9/30/99
----------------       -------      -----------------------         -------
James  F.  Kane         Date        Bettis  C.  Rainsford            Date
Director                            Executive Vice President,
                                    Chief Financial Officer, Treasurer
                                    and  Director


/s/ William F. Garrett 9/30/99
---------------------  -------
William F. Garrett      Date
Director


/s/  Max  Lennon       9/30/99      /s/ Robert W. Humphreys         9/30/99
----------------       -------      -----------------------        --------
Max  Lennon             Date        Robert  W.  Humphreys            Date
Director                            Vice President - Finance


/s/ Buck A. Mickel     9/30/99
-----------------      -------
Buck  A.  Mickel         Date
Director

                                  EXHIBIT INDEX

10.1     Lease, dated September 1, 1998, by and between Hammond
         Square, Ltd. and the Company.

10.2     Delta Woodside Deferred Compensation Plan for Key Managers,
         Amended and Restated Effective January 1, 1998 as amended.

10.12.1  Letter dated April 22, 1999 to Robert W. Humphreys.

10.14    Letter dated June 8, 1998 to Douglas J. Stevens.

13 Annual Report to Shareholders of the Company for the fiscal year ended July 3, 1999.

21       Subsidiaries of the Company.

23.1     Report on Schedules and Independent Auditor's Consent.


                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) and (2), (c) and (d)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULES

                             YEAR ENDED JULY 3, 1999

                         DELTA WOODSIDE INDUSTRIES, INC.

                           GREENVILLE, SOUTH CAROLINA

FORM  10-K--ITEM  14(a)(1)  AND  (2)


DELTA  WOODSIDE  INDUSTRIES,  INC.

LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES


The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 3, 1999 are incorporated by reference in
Item  8:

     Consolidated  balance  sheets-  July  3,  1999  and  June  27,  1998.

     Consolidated statements of operations--Years ended July 3, 1999, June 27, 1998 and June 28, 1997.

     Consolidated statements of shareholders' equity--Years ended July 3, 1999, June 27, 1998 and June 28, 1997.

     Consolidated statements of cash flows--Years ended July 3, 1999, June 27, 1998 and June 28, 1997.

     Notes  to  consolidated  financial  statements.

The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 14(d):

     Schedule  I  -  Condensed  Financial  Information  of  Registrant

     Schedule  II  --  Valuation  and  qualifying  accounts


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS                            (in thousands)
Delta Woodside Industries, Inc.


                                              July 3, 1999  June 27, 1998
                                              -----------    -----------
ASSETS
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                        $3,519         $1,825
  Accounts receivable                                  49             41
     Less allowances for doubtful accounts             10             14
                                              -----------    -----------
                                                       39             27

  Prepaid expenses and other current assets           595            827
                                              -----------    -----------
                  TOTAL CURRENT ASSETS              4,153          2,679
PROPERTY, PLANT AND EQUIPMENT, at cost              1,341          1,833
     Less accumulated depreciation                  1,209          1,497
                                              -----------    -----------
                                                      132            336

INVESTMENT IN SUBSIDIARIES                         74,202        127,842
ADVANCES TO SUBSIDIARIES                           73,696         75,790
DEFERRED INCOME TAXES                                                831
OTHER ASSETS                                        2,872          2,864
                                              -----------    -----------
        TOTAL ASSETS                             $155,055       $210,342

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank debt                             $1,678        $11,108
  Accounts payable and accrued liabilities         17,265         17,643
  Deferred income taxes                               584          1,148
                                              -----------    -----------
                 TOTAL CURRENT LIABILITIES         19,527         29,899

LONG TERM DEBT
DEFERRED INCOME TAXES                                 941
OTHER LIABILITIES AND DEFERRED CREDITS                607            876
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a
    share -- authorized 50,000,000 shares,
    issued and outstanding 23,792,000 shares
      (1999) and 24,644,000 shares (1998)             238            246
  Additional paid-in capital                      160,863        165,221
  Retained earnings (deficit)                     (27,121)        14,100
                                              -----------    -----------
                                                  133,980        179,567
COMMITMENTS AND CONTINGENCIES
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY   $155,055       $210,342

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS            (in thousands)
Delta Woodside Industries, Inc.


                                                      Year Ended
                                        ------------------------------------------
                                        July 3, 1999  June 27, 1998  June 28, 1997
                                        -----------   -------------   ------------
Net sales                                      $728         $1,138       $1,305
Cost of goods sold                              761          1,075        1,170
                                        -----------   -------------   ------------
Gross profit (loss)                             (33)            63          135
Selling, general and administrative
   Expenses                                   2,977            552          (19)
Equity in income (loss) of subsidiaries     (46,140)       (41,085)       5,094
Other income                                     18            107          185
                                        -----------   -------------   ------------
OPERATING PROFIT (LOSS)                     (49,132)       (41,467)       5,433
Interest (expense) income:
  Interest expense                           (1,430)        (5,218)     (22,290)
  Interest income                            10,011         19,234       19,815
                                        -----------   -------------   ------------
                                              8,581         14,016       (2,475)

INCOME (LOSS) BEFORE INCOME TAXES           (40,551)       (27,451)       2,958
Income tax expense (benefit)                 (1,156)        16,300       (4,433)
                                        -----------   -------------   ------------
NET INCOME (LOSS)                           (39,395)       (43,751)       7,391

Basic and diluted earnings                   ($1.63)        ($1.78)       $0.30
(loss) per share

Weighted average number
  of shares outstanding                      24,149         24,575       24,513


See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS            (in thousands)
Delta Woodside Industries, Inc.

                                                                  Year Ended
                                                  ------------------------------------------
                                                  July 3, 1999   June 27, 1998  June 28, 1997
                                                  -------------  -------------  -------------
OPERATING ACTIVITIES
  Net income (loss)                                 ($39,395)      ($43,751)     $7,391
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in net (income) loss                      46,140         41,085      (5,094)
     Provision for deferred income taxes               1,208           (428)        457
     Other                                               204            168         148
     Changes in operating assets and
        liabilities                                     (435)        14,927      (4,598)
                                                  -------------  -------------  -------------
   NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                                       7,722         12,001      (1,696)

INVESTING ACTIVITIES
  Dividends received from subsidiaries                 7,500          8,000
                                                  -------------  -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES              7,500          8,000

FINANCING ACTIVITIES
  Proceeds (repayments) from revolving
       lines of credit                               ($9,430)     ($214,392)   ($15,796)
  Net advances from subsidiaries                       2,094        197,008      12,704
  Dividends paid                                      (2,419)        (2,460)
  Repurchase common stock                             (4,520)
  Other                                                  747            411         641
                                                  -------------  -------------  -------------
 NET CASH (USED) BY FINANCING ACTIVITIES             (13,528)       (19,433)     (2,451)
                                                  -------------  -------------  -------------
INCREASE (DECREASE) IN CASH AND
    CASH EQUIVILENTS                                   1,694            568      (4,147)
Cash and cash equivalents at beginning
    of year                                            1,825          1,257       5,404
                                                  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $3,519         $1,825      $1,257

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTSDelta Woodside Industries, Inc. The accompanying financial statements of Delta Woodside Industries, Inc. should be read in conjunction with the consolidated financial statements of Delta
Woodside  Industries  and  its  consolidated  subsidiaries.

BASIS OF PRESENTATION: Delta Woodside Industries, Inc. is the top parent of various wholly-owned subsidiaries which are engaged in the manufacture, sale, and distribution of textile and apparel products. Delta Woodside's investments in its wholly owned subsidiaries are reported in these condensed financial statements using the equity method of accounting.

LONG TERM DEBT: A subsidiary of Delta Woodside has unsecured senior notes and a bank credit facility outstanding. See Note D of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital". The senior notes and the credit facility contain restrictions which, among other things, limit the subsidiary from paying cash dividends to Delta Woodside. Generally, with certain exceptions, dividends and certain other restricted payments are limited to $12.5 million plus 50% of the cumulative net income of the subsidiary from the beginning of fiscal 1998. Additionally, dividends and other restricted payments are not permitted in any instance where such payment would cause non-compliance with any other restrictive covenant. As of July 3, 1999 approximately $900 thousand was available under the cumulative net income test; however, payment of any further dividend would have caused a violation of a covenant regarding minimum tangible net worth. As of July 3, 1999, net assets of the subsidiary totaling approximately $50 million were restricted from distribution.

Deducted  from  asset  accounts
  Allowance  for  doubtful  accounts:


                             SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                      DELTA WOODSIDE INDUSTRIES, INC.

------------------------------------------------------------------------------------------------------
          COL. A                 COL. B               COL. C                 COL. D         COL. E
--------------------------  --------------  -----------------------------  ------------  -------------
                                                    ADDITIONS
                              Balance at    -----------------------------
      DESCRIPTION             Beginning           (1)            (2)         Deductions Balance at End
                              of Period      Charged  to     Charged to       Describe     of Period
                                             and Expense  Accounts-Describe
--------------------------  --------------  ------------  ---------------  ------------  -------------

Year ended July 3, 1999     $   6,417,000   $  6,118,000  $  (579,000)(2)  4,329,000(1)  $   7,627,000
                            ==============  ============  ===============  ============  =============

Year ended June 27, 1998    $   5,358,000   $  2,771,000  $  (333,000)(2)  1,379,000(1)  $   6,417,000
                            ==============  ============  ===============  ============  =============

Year ended June 28, 1997    $   6,258,000   $  1,215,000  $  (171,000)(2)  1,944,000(1)  $   5,358,000
                            ==============  ============  ===============  ============  =============
 Inventory reserves:

Year ended July 3, 1999     $   9,560,000   $  6,083,000                                 $  15,643,000
                            ==============  ============                                 =============
Year ended June 27, 1998    $  24,464,000                                $14,904,000(3)  $   9,560,000
                            ==============                                 ============  =============
Year Ended June 28, 1997    $  40,879,000                                $16,415,000(3)  $  24,464,000
                            ==============                                 ============  =============

NOTES:
(1)     Uncollectible  accounts  written  off.
(2)     Net change in sales allowances charged to income as a reduction of sales.
(3)     Deducted  from  costs  and  expenses.