Form 10-Q
period 1999-10-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 1999-11-16
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  October  2,  1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______________  to   ____________

Commission  File  number  1-10095

                            DELTA WOODSIDE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                                      57-0535180
-----------------------------------                      -------------------
(State  or  other  jurisdiction  of                       (I.R.S.  Employer
Incorporation  or  organization)                         Identification  No.)

   233  North  Main  Street,  Suite  200
       Greenville,  South  Carolina                          29601
--------------------------------------------             --------------
(Address  of  principal  executive  offices)               (Zip Code)

                                  864\232-8301
                                  ------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
                                ----------------
   (Former  name, former address and former fiscal year,  if  changed since last report.)

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

Common  Stock,  $.01  Par  Value-23,863,745  shares  as  of  November  8,  1999

                                      INDEX


DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
------------------------------

                                                                   Page
                                                                   ----
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--
October 2, 1999 and July 3, 1999. . . . . . . . . . . . . . . . .   3-4

Condensed consolidated statements of operations--
Three months ended October 2,1999 and
September 26, 1998. . . . . . . . . . . . . . . . . . . . . . . .     5
Condensed consolidated statements of cash flows
Three months ended October 2, 1999
and September 26, 1998. . . . . . . . . . . . . . . . . . . . . .     6

Notes to condensed consolidated financial
statements-October 2, 1999. . . . . . . . . . . . . . . . . . . .   7-8

Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations. . .  9-11

Item 3.  Quantitative and Qualitative Disclosures about Market. .    11
              Risk

Part II.  OTHER INFORMATION

Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . . . .    12

Item 2.    Changes in Securities and Use of Proceeds. . . . . . .    12

Item 3.    Defaults upon Senior Securities. . . . . . . . . . . .    12

Item 4.    Submission of Matters to a Vote of Securities Holders.    12

Item 5.    Other Information. . . . . . . . . . . . . . . . . . .    12

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . . . .    12


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                                   October 2,     July 3,
                                                                      1999          1999
                                                                 ---------------  --------
                                                                        (Unaudited)
                                                                       (In thousands)
                                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents . . . . . . . . . . . . . . . . . .  $        32,010  $ 14,066
  Accounts receivable:
    Factor. . . . . . . . . . . . . . . . . . . . . . . . . . .           56,005    66,854
    Customers . . . . . . . . . . . . . . . . . . . . . . . . .              308       354
                                                                 ---------------  --------
                                                                          56,313    67,208
  Less allowances for doubtful accounts and returns . . . . . .              139       287
                                                                 ---------------  --------
                                                                          56,174    66,921

  Inventories:
    Finished goods. . . . . . . . . . . . . . . . . . . . . . .            9,581     9,122
    Work in process . . . . . . . . . . . . . . . . . . . . . .           27,464    28,630
    Raw materials and supplies. . . . . . . . . . . . . . . . .            7,159     6,617
                                                                 ---------------  --------
                                                                          44,204    44,369

  Net current assets of discontinued operations . . . . . . . .           50,381    65,709
  Deferred income taxes . . . . . . . . . . . . . . . . . . . .            2,186     2,186
  Prepaid expenses and other current assets . . . . . . . . . .              967       905
                                                                 ---------------  --------
                   TOTAL CURRENT ASSETS . . . . . . . . . . . .          185,922   194,156

PROPERTY, PLANT AND EQUIPMENT
  Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          166,607   166,419
  Accumulated depreciation. . . . . . . . . . . . . . . . . . .           68,516    65,864
                                                                 ---------------  --------
                                                                          98,091   100,555

Noncurrent assets of discontinued operations. . . . . . . . . .           41,441    43,902
Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . .            7,469     7,638
                                                                 ---------------  --------
                                                                 $       332,923  $346,251
                                                                 ===============  ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEET--Continued


                                                             October 2,    July 3,
                                                                1999        1999
                                                            ------------  ---------
                                                                 (Unaudited)
                                                                (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Short-term bank debt . . . . . . . . . . . . . . . . . .  $         0   $  1,678
  Trade accounts payable . . . . . . . . . . . . . . . . .       11,442     16,233
  Accrued and sundry liabilities . . . . . . . . . . . . .       18,069     25,335
  Current portion of long-term debt. . . . . . . . . . . .        6,634      6,710
                                                            ------------  ---------
             TOTAL CURRENT LIABILITIES . . . . . . . . . .       36,145     49,956

LONG-TERM DEBT . . . . . . . . . . . . . . . . . . . . . .      150,071    150,158
DEFERRED INCOME TAXES. . . . . . . . . . . . . . . . . . .        4,295      4,295
OTHER LIABILITIES AND DEFERRED CREDITS . . . . . . . . . .        8,227      7,862

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
    23,804,000 shares at October 2, 1999 and
    23,792,000 shares at July 3, 1999. . . . . . . . . . .          239        238
  Additional paid-in capital . . . . . . . . . . . . . . .      160,943    160,863
  Accumulated deficit. . . . . . . . . . . . . . . . . . .      (26,997)   (27,121)
                                                            ------------  ---------
                                                                134,185    133,980
COMMITMENTS AND CONTINGENCIES
                                                            $   332,923   $346,251
                                                            ============  =========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                        Three  Months  Ended
                                                    -----------------------------
                                                     October 2,    September 26,
                                                        1999           1998
                                                    ------------  ---------------
(In thousands, except per share data)
Net Sales. . . . . . . . . . . . . . . . . . . . .  $    57,306   $       83,223
Cost of goods sold . . . . . . . . . . . . . . . .       51,205           66,344
                                                    ------------  ---------------
   Gross profit on sales . . . . . . . . . . . . .        6,101           16,879
Selling, general and administrative expense. . . .        3,763            4,901
Other income (expense) . . . . . . . . . . . . . .           45               26
                                                    ------------  ---------------
                OPERATING PROFIT . . . . . . . . .        2,383           12,004
Interest expense (income):
  Interest expense . . . . . . . . . . . . . . . .        4,542            4,911
  Interest (income). . . . . . . . . . . . . . . .         (175)             (53)
                                                    ------------  ---------------
                                                          4,367            4,858

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES. . . . . . . . . . . . . . .       (1,984)           7,146
Income tax expense (benefit) . . . . . . . . . . .         (545)             143
                                                    ------------  ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS . . . . .       (1,439)           7,003

(Loss) on disposal of discontinued operations
  less applicable income taxes . . . . . . . . . .  $         0           (4,394)
Income from operations of discontinued operations
  less applicable income taxes . . . . . . . . . .        1,563   $        1,046
                                                    ------------  ---------------

NET INCOME . . . . . . . . . . . . . . . . . . . .  $       124   $        3,655
                                                    ============  ===============

Basic and diluted earnings (loss) per share:
  Continuing operations. . . . . . . . . . . . . .  $     (0.06)  $         0.28
                                                    ============  ===============
  Discontinued operations. . . . . . . . . . . . .  $      0.07   $        (0.13)
                                                    ============  ===============
  Net earnings . . . . . . . . . . . . . . . . . .  $      0.01   $         0.15
                                                    ============  ===============

Weighted average shares outstanding. . . . . . . .       23,799           24,657
                                                    ============  ===============

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)


                                                         Three Months Ended
                                                     October 2,    September 26,
                                                        1999           1998
                                                    ------------  ---------------
                                                           (In thousands)
OPERATING ACTIVITIES
Net Income (loss). . . . . . . . . . . . . . . . .  $       124   $        3,655

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations. . . . . . . . . . . .       16,871           22,722
    Depreciation . . . . . . . . . . . . . . . . .        2,653            2,775
    Amortization . . . . . . . . . . . . . . . . .          173              173
    Other. . . . . . . . . . . . . . . . . . . . .          428            3,158
    Changes in operating assets and liabilities. .        1,243          (18,416)
                                                    ------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . .       21,492           14,067

INVESTING ACTIVITIES
  Property, plant and equipment purchases. . . . .       (1,578)          (2,956)
  Proceeds of dispositions . . . . . . . . . . . .            1                0
  Investing activities of discontinued operations.          (44)          (2,000)
  Other. . . . . . . . . . . . . . . . . . . . . .           (4)            (375)
                                                    ------------  ---------------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES . . . . . . . . . . . . . .       (1,625)          (5,331)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit. . . . .       85,520          151,930
  Repayments on revolving lines of credit. . . . .      (87,198)        (158,223)
  Scheduled principal payments of long-term debt .          (87)            (145)
  Dividends paid . . . . . . . . . . . . . . . . .            0             (616)
  Other. . . . . . . . . . . . . . . . . . . . . .         (158)             152
                                                    ------------  ---------------

NET CASH (USED) BY FINANCING ACTIVITIES. . . . . .       (1,923)          (6,902)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . .       17,944            1,834

Cash and cash equivalents at beginning of year . .       14,066            2,753
                                                    ------------  ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . .  $    32,010   $        4,587
                                                    ============  ===============

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

October  2,  1999

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

NOTE  B--DISCONTINUED  OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and sell its Nautilus International division (fitness equipment). Accordingly, results of those segments have been reported as discontinued operations. The Stevcoknit Fabrics division was closed during the fourth quarter of fiscal 1998 and the Company sold the Nautilus International division during the third quarter of fiscal 1999. During the first quarter of fiscal year 1999, the Company increased the estimate of the cost to close discontinued businesses and recognized a charge of $4.4 million in discontinued operations, including a tax benefit of $.6 million.

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. Since these businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations.

The  net  assets  of  discontinued  businesses  are  as  follows (in thousands):

                                       October 2,    July 3,
                                          1999        1999
                                      ------------  ---------
Accounts Receivable. . . . . . . . .  $    24,015   $ 31,849
Inventories. . . . . . . . . . . . .       44,854     51,754
Other current assets . . . . . . . .        1,122      1,058
Accounts Payable . . . . . . . . . .      (10,649)    (9,121)
Accrued and sundry liabilities . . .       (8,961)    (9,831)
                                      ------------  ---------
      Total net current assets . . .       50,381     65,709

Property, plant and equipment net of
  accumulated depreciation . . . . .       40,955     43,361
Intangibles. . . . . . . . . . . . .          123        145
Other noncurrent assets. . . . . . .          363        396
                                      ------------  ---------
      Total Assets . . . . . . . . .  $    91,822   $109,611
                                      ============  =========

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                        Three  Months  Ended
                                     ---------------------------
                                     October 2,   September 26,
                                        1999           1998
                                     -----------  --------------
Net Sales . . . . . . . . . . . . .  $    45,114  $       54,308
Cost and expenses . . . . . . . . .       42,959          52,239
                                     -----------  --------------
Income before income taxes. . . . .        2,155           2,069
Income tax. . . . . . . . . . . . .          592           1,023
                                     -----------  --------------
Income from discontinued operations  $     1,563  $        1,046
                                     ===========  ==============

Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                   Three  Months  Ended
                                              -----------------------------
                                               October 2,    September 26,
                                                  1999           1998
                                              ------------  ---------------
Net income from discontinued operations. . .  $     1,563   $        1,046

Depreciation . . . . . . . . . . . . . . . .        2,501            2,807
Amortization . . . . . . . . . . . . . . . .        9,024
Other. . . . . . . . . . . . . . . . . . . .            5             (189)
Changes in operating assets and liabilities.       14,365           11,080
                                              ------------  ---------------
Subtotal                                           16,871           22,722
                                              ------------  ---------------
Net cash provided by operating activities. .       18,434           23,768

Property, plant and equipment purchases. . .         (140)          (2,797)
Proceeds of dispositions . . . . . . . . . .           95            1,134
Other. . . . . . . . . . . . . . . . . . . .            1             (337)
                                              ------------  ---------------
Net cash used by investing activities. . . .          (44)          (2,000)

Net cash provided by discontinued operations  $    18,390   $       21,768
                                              ------------  ---------------

Amortization in the quarter ended September 26, 1999 included $8.9 million in impairment charges at the Nautilus International division. Changes in operating assets in the quarter ended September 26, 1999 included $10.9 million in reductions of accounts receivable and inventory at the Stevcoknit Fabrics division.

NOTE  C-INCOME  TAXES

The effective income tax rate on income from continuing operations for the three months ended October 2, 1999 is 27%, compared to a negative 3% for the fiscal year ended July 3, 1999. The Company expects that any earnings for fiscal year 2000 will permit it to reduce the valuation allowance against deferred tax assets, resulting in a lower income tax expense for fiscal year 2000.

NOTE D - LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., obtained a secured five-year $100 million revolving bank credit facility. At each of July 3, 1999 and October 2, 1999, no amounts were outstanding under this facility. The subsidiary's first fiscal 2000 quarter operating results have caused the subsidiary not to be in compliance at the end of that quarter with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum tangible net worth. The same covenants are contained in, and therefore a default also exists under, operating leases of the subsidiary with an aggregate outstanding lease balance of approximately $5.5 million. The subsidiary intends to negotiate with its bank lenders amendments of the applicable covenants (which will correspondingly amend the operating lease covenants) together with a reduction in the borrowing availability under the bank credit facility to a level more consistent with the subsidiary's needs and plans. The Company believes that the subsidiary will be able to enter into such an agreement on terms satisfactory to it. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such matters as future revenues, future cost savings, future capital expenditures, business strategy, competitive strengths, goals, plans, references to future success and other such information are forward-looking statements. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions are intended to identify forward-looking statements.

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters, Year 2000 readiness and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. Since these businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations. Accordingly, for financial reporting purposes the Delta Mills Marketing Company division is the only continuing operating segment of the Company.

Net sales from continuing operations in the first quarter of fiscal year 2000 were $57.3 million as compared to $83.3 million in the first quarter of the prior fiscal year, a decrease of 31%.

Gross profit from continuing operations declined to $6.1 million from $16.9 million and the gross margin declined to 10.7% from 20.3%.

Operating profits from continuing operations in the current quarter decreased to $2.4 million as compared to $12.0 million in the same quarter of the prior fiscal year. This decline was due to the gross margin decline described above, somewhat offset by reductions in selling, general and administrative costs compared to the same quarter of the prior fiscal year.

Income (loss) from continuing operations declined to a loss of $1.4 million in the current quarter as compared to a profit of $7.0 million in the same quarter of the prior fiscal year. The decline in operating profits was somewhat offset by a decrease in interest expense due to lower debt levels. On a per share basis, loss from continuing operations for the current quarter were $.06 on 23,799,000 average shares outstanding as compared to income of $.28 per share on the 24,657,000 average shares outstanding in the same quarter of the prior fiscal year.

During the prior year quarter, the Company recognized a net loss of $4.4 million on disposal of discontinued operations, which included the recognition of a reduction in the estimated net proceeds from the anticipated sale of Nautilus, and a reduction in the estimated costs to close the Stevcoknit Fabrics operation.

Income from operations of discontinued operations, net of income taxes, was $1.6 million in the current quarter as compared to $1.0 million in the prior year quarter. Included in operations of discontinued operations, for each of the current year quarter and the prior year quarter, are the results of the Delta Apparel and Duck Head Apparel divisions. For the current quarter in discontinued operations, Delta Apparel had operating profits of $1.8 million, Duck Head Apparel had operating profits of $.4 million, and total income tax expense of $.6 million. For the same quarter in the prior fiscal year in discontinued operations, Delta Apparel had operating profits of $.6 million, Duck Head Apparel had operating profits of $1.5 million, and total income tax expense was $1.0 million. The improvement from the same quarter in the prior year was due to lower selling, general, and administrative costs at Delta Apparel and a lower effective tax rate offsetting a lower gross profit at the Duck Head division caused by lower sales.

Net income in the latest quarter was $.1 million or $.01 per share as compared to net income of $3.7 million or $.15 per share in the same quarter of the prior fiscal year.

Delta Mills Marketing Company, which manufactures and sells finished woven fabrics, had net sales for the first quarter of fiscal year 2000 of $57.3 million as compared to $83.3 million in the same quarter of the prior fiscal year, a decrease of 31%. Sales decreases were in both cotton and synthetic fabric volume with the principal decline in synthetic fabric unit sales. The change in synthetic fabric sales is related to weak market demand as a result of increased import pressure. The Company is in the process of downsizing this portion of the business in order to match capacity to current market demand. To a lesser extent, market demand for cotton twill fabric has also declined. Management believes this decline in cotton twills, the Company's core product, is the result of garment manufacturers and the related sector moving through a backlog of inventory that has resulted in a slow down of replenishment orders to the fabric supplier. Gross profit as a percent of sales was 10.7% for the first quarter of fiscal year 2000 compared to 20.3% in the prior year quarter. This decline was due primarily to the sales volume declines and related manufacturing efficiency losses. Also contributing to this decline in gross profit were losses incurred in the first quarter of fiscal year 2000 as downsizing of the synthetic fabric facilities continued in order to match capacity with reduced demand. In addition, the prior year quarter included an approximately $1.4 million gain from the USDA cotton rebate program that was not in effect during the first quarter of the current year. Selling, general and administrative cost were $2.7 million and 4.8% of sales compared to $3.8 million and 4.6% of sales in the prior year quarter. The division's, and the Company's, order backlog at October 2, 1999 was $59.2 million, down from the $93.2 million order backlog at September 26, 1998. The decline was spread throughout all product lines.

Delta Apparel, the Company's T-shirt and fleece apparel division, had sales for the first quarter of fiscal year 2000 of $28.7 million as compared to $24.9 million in the same quarter of the prior fiscal year, an increase of 15%. This increase was due to higher unit volume at lower average selling prices. Gross profit and gross profit margin for the first quarter of fiscal year 2000 were $3.7 million and 13.0%, respectively, as compared to $4.1 million and 16.5%, respectively, in the prior year quarter. The lower average selling prices were largely offset by lower manufacturing costs although the prior year quarter included an approximately $.9 million gain from the USDA cotton rebate program that was not in effect during the first quarter of the current year. For the first quarter of fiscal 2000, Delta Apparel's selling, general, and administrative expenses were $1.9 million or 44% lower than the same quarter of the prior year. This reduction is the result of significant cost cutting initiatives. These cost reductions more than offset the decline in gross profit, resulting in an improvement in operating profits from $.6 million in the first quarter of fiscal year 1999 to $1.8 million in the first quarter of fiscal 2000.

In Duck Head Apparel Company, the Company's branded apparel business, sales for the three months ended October 2, 1999 totaled $ 16.4 million, as compared to $
22.5 million for the three months ended September 26, 1998, a decrease of 27%. The dollar decrease reflected a decrease in unit shipments, which was the result of the loss of three key "Duck Head" branded customers, reduced volume at other accounts and the exit from certain segments of the Company's private label business. There were no sales to the three key lost customers during the three months ended October 2, 1999. During the three months ended September 26, 1998 sales to these three customers were $1.8 million. Additionally, there was a decrease in retail sales, which resulted from a combination of a comparable store sales decrease of 8% and fewer stores being open in the three months ended October 2, 1999 as compared with the three months ended September 26, 1998. During the three months ended October 2, 1999 the Company did not open or close any stores and at October 2, 1999 the Company operated 24 retail outlet stores. Gross profit and gross profit margin for the three months ended October 2, 1999 were $4.8 million and 29%, respectively, as compared to $7.4 million and 32 %, respectively, for the three months ended September 26, 1998, a decrease in gross profit of 35%. This decrease in gross profit was due primarily to the lower sales described above. During the three months ended October 2, 1999, selling, general and administrative expenses were $ 4.8 million, as compared to $6.0 million during three months ended September 26, 1998, a decrease of $1.2 million. The dollar decrease was primarily due to reductions in all selling, general and administrative expense categories, except for marketing related expenses, which increased. Sales decreased at a higher rate than did selling, general and administrative expenses, resulting in selling, general and administrative expenses as a percentage of sales being higher. The Company expects this lower selling, general and administrative expense level to continue. As a result of the factors described above, operating earnings for the division for the three months ended October 2, 1999 were $.4 million, as compared to $ 1.5 million of operating earnings for three months ended September 26, 1998.

Inventories were unchanged at $44 million at October 2, 1999 as compared to inventories at July 3, 1999. Accounts receivable declined to $56 million at October 2, 1999 as compared to $67 million at July 3, 1999. This decline is directly related to the decline in sales.

The effective income tax rate on income from continuing operations for the three months ended October 2, 1999 is 27%, compared to a negative 3% for the fiscal year ended July 3, 1999. The Company expects that any earnings for fiscal year 2000 will permit it to reduce the valuation allowance against deferred tax assets, resulting in a lower income tax expense for fiscal year 2000.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has developed a remediation plan. The Company's Year 2000 plan includes 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. Because the Company has a wide variety of systems and equipment at various locations affected by the Year 2000 issue, various aspects of the Company's Year 2000 efforts are at different stages of progress. Most of the work now being done involves testing of Year 2000 solutions, tracking key vendor compliance, and testing contingency plans. As a part of its plan to achieve Year 2000 compliance, the Company decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems, which should be in place prior to the end of 1999, is approximately $1.2 million. In addition, the Company spent approximately $150,000 on software improvements and remediation work in fiscal year 1998, $1.5 million in fiscal year 1999 and an additional $.3 million in the first quarter of fiscal year 2000. No further significant spending is anticipated for remediation and software improvements. Most key vendors and customers have documented assurance of current or planned readiness for the year 2000. The most likely worst-case scenario is that certain non-critical business systems might fail. The Company has developed contingency plans for all systems that had not been remediated as of October 2, 1999. Contingency plans include the option to disable certain systems or to use alternate methods of providing the same or similar service. The Company does not believe that these non-critical systems will have a material adverse impact on the Company's ability to generate revenue. In the event that the Company is unable to implement all or a part of its Year 2000 plan, then some of the Company's computer systems could fail. Any liability or lost revenue associated with systems failure cannot be reasonably estimated at this time.

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., obtained a secured five-year $100 million revolving bank credit facility. At each of July 3, 1999 and October 2, 1999, no amounts were outstanding under this facility. The subsidiary's first fiscal 2000 quarter operating results have caused the subsidiary not to be in compliance at the end of that quarter with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum tangible net worth. The same covenants are contained in, and therefore a default also exists under, operating leases of the subsidiary with an aggregate outstanding lease balance of approximately $5.5 million. The subsidiary intends to negotiate with its bank lenders amendments of the applicable covenants (which will correspondingly amend the operating lease covenants) together with a reduction in the borrowing availability under the bank credit facility to a level more consistent with the subsidiary's needs and plans. The Company believes that the subsidiary will be able to enter into such an agreement on terms satisfactory to it. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of October 2, 1999, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $3.9 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.    Legal  Proceedings*

Item  2.   Changes  in  Securities  and  Use  of  Proceeds*

Item  3.   Defaults  upon  Senior  Securities*

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders


          The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 4, 1999:

Election of                                                      Broker
Directors             For      Against  Withheld   Abstentions  Nonvotes
-----------------  ----------  -------  ---------  -----------  --------
W. F. Garrett . .  16,665,409      N/A  4,446,340          N/A       N/A
C. C. Guy . . . .  16,665,459      N/A  4,446,290          N/A       N/A
J. F. Kane. . . .  16,665,459      N/A  4,446,290          N/A       N/A
M. Lennon . . . .  16,665,409      N/A  4,446,340          N/A       N/A
E. E. Maddrey, II  16,665,359      N/A  4,446,390          N/A       N/A
B. A. Mickel. . .  16,665,116      N/A  4,446,633          N/A       N/A
B. C. Rainsford .  16,650,292      N/A  4,461,457          N/A       N/A

Ratification of
Appointment of
KPMG LLP
as Independent
Auditors
For Fiscal 2000 .  21,035,826   72,237        N/A        3,686       N/A

Item  5.   Other  Information*

Item  6.   Exhibits  and  Reports  on  Form  8-K

  (a)  Exhibits  required  by  Item  601  of  Regulation  S-K
         None

  (b) The Company filed Form 8-K with date of August 26, 1999. Items reported were:

         Item  5.  Other  Events

         Item  7.  Financial  Statements  and  Exhibits



Items  1,  2,  3  and  5  are  not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Delta  Woodside  Industries,  Inc.
                                   ----------------------------------
                                   (Registrant)




Date  November  16,  1999          /s/  David  R.  Palmer
      --------------------------   ----------------------
                                   David  R.  Palmer
                                   Controller
                                   (Authorized  signatory  and  chief
                                   accounting  officer)