Form 10-Q
period 2000-01-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2000-02-15
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  January  1,  2000

               OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
       SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ________________  to  ________________

Commission  File  number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              SOUTH  CAROLINA                          57- 0535180
       -----------------------------                 ----------------
      (State or other jurisdiction of               (I.R.S.  Employer
       Incorporation or organization)               Identification No.)

 233 North Main Street, Suite 200
 Greenville,  South  Carolina                             29601
---------------------------------------                -----------
(Address of principal executive offices)                (Zip Code)


                                  864\232-8301
                -------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
    ------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [ X ]   No  [   ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common  Stock,  $.01  Par  Value-23,863,745  shares  as  of  February  11,  2000

                                      INDEX

DELTA  WOODSIDE  INDUSTRIES,  INC.

PART  I.  FINANCIAL  INFORMATION
--------------------------------

                                                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets--
January  1,  2000  and  July 3, 1999                                         3-4

Condensed  consolidated  statements  of  operations--
Three  and  six  months  ended  January  1,2000  and
December  26,  1998                                                            5

Condensed  consolidated  statements  of  cash  flows
Six  months  ended  January  1,  2000
and  December  26,  1998                                                       6

Notes  to  condensed  consolidated  financial
statements-  January  1,  2000                                               7-9

Item  2.    Management's  Discussion  and  Analysis  of
            Financial  Condition  and  Results  of  Operations              9-13

Item  3.    Quantitative and Qualitative Disclosures about Market Risk        13

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                                14

Item  2.    Changes  in  Securities  and  Use  of  Proceeds                   14

Item  3.    Defaults  upon  Senior  Securities                                14

Item  4.    Submission  of  Matters  to  a  Vote  of  Securities  Holders     14

Item  5.    Other  Information                                                14

Item  6.    Exhibits  and  Reports  on  Form  8-K                          14-15


SIGNATURES                                                                    16

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS


DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                           January 1,   July 3,
                                                              2000       1999
                                                          -----------  --------
                                                          (Unaudited)
                                                               (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                               $    39,350  $ 14,066
  Accounts receivable:
    Factor                                                     52,796    66,854
    Customers                                                     257       354
                                                          -----------  --------
                                                               53,053    67,208
  Less allowances for doubtful accounts and returns               120       287
                                                          -----------  --------
                                                               52,933    66,921

  Inventories:
    Finished goods                                             10,782     9,122
    Work in process                                            26,430    28,630
    Raw materials and supplies                                  7,063     6,617
                                                          -----------  --------
                                                               44,275    44,369

  Net current assets of discontinued operations                49,054    65,709
  Deferred income taxes                                         2,186     2,186
  Prepaid expenses and other current assets                       969       905
                                                          -----------  --------
                               TOTAL CURRENT ASSETS           188,767   194,156

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                        166,857   166,419
  Accumulated depreciation                                     71,192    65,864
                                                          -----------  --------
                                                               95,665   100,555

Noncurrent assets of discontinued operations                   39,526    43,902
Other assets                                                    7,300     7,638
                                                          -----------  --------
                                                          $   331,258  $346,251
                                                          ===========  ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS--Continued


                                                        January 1,    July 3,
                                                           2000        1999
                                                       ------------  ---------
                                                       (Unaudited)
                                                            (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Short-term bank debt                                 $         0   $  1,678
  Trade accounts payable                                    11,691     16,233
  Accrued and sundry liabilities                            18,173     25,335
  Current portion of long-term debt                          6,564      6,710
                                                       ------------  ---------
                           TOTAL CURRENT LIABILITIES        36,428     49,956

LONG-TERM DEBT                                             150,028    150,158
DEFERRED INCOME TAXES                                        4,295      4,295
OTHER LIABILITIES AND DEFERRED CREDITS                       8,523      7,862

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
    23,864,000 shares at January 1, 2000 and
    23,792,000 shares at July 3, 1999                          239        238
  Additional paid-in capital                               161,098    160,863
  Accumulated deficit                                      (29,353)   (27,121)
                                                       ------------  ---------
                                                           131,984    133,980
COMMITMENTS AND CONTINGENCIES
                                                       $   331,258   $346,251
                                                       ============  =========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                               Three  Months  Ended           Six  Months  Ended
                                                           ----------------------------  ----------------------------
                                                            January 1,    December 26,    January 1,    December 26,
                                                               2000           1998           2000           1998
                                                           ------------  --------------  ------------  --------------
                                                   (In thousands, except per share data) (In thousands, except per share data)
Net Sales                                                  $    58,082   $      78,861   $   115,388   $     162,084
Cost of goods sold                                              51,743          63,321       102,948         129,665
                                                           ------------  --------------  ------------  --------------
   Gross profit on sales                                         6,339          15,540        12,440          32,419
Selling, general and administrative expense                      5,151           4,929         8,914           9,830
Other income                                                        58              24           103              50
                                                           ------------  --------------  ------------  --------------
                         OPERATING PROFIT                        1,246          10,635         3,629          22,639
Interest expense (income):
  Interest expense                                               4,595           5,310         9,137          10,221
  Interest (income)                                               (367)            (95)         (542)           (148)
                                                           ------------  --------------  ------------  --------------
                                                                 4,228           5,215         8,595          10,073

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                           (2,982)          5,420        (4,966)         12,566
Income tax expense                                                 954           1,239           409           1,382
                                                           ------------  --------------  ------------  --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                                (3,936)          4,181        (5,375)         11,184

(Loss) on disposal of discontinued operations
  less applicable income taxes                                       0          (3,469)            0          (7,863)
Income (loss) from operations of discontinued operations
  less applicable income taxes                                   1,580          (3,552)        3,143          (2,506)
                                                           ------------  --------------  ------------  --------------

NET INCOME (LOSS)                                          $    (2,356)  $      (2,840)  $    (2,232)  $         815
                                                           ============  ==============  ============  ==============

Basic and diluted earnings (loss) per share:
  Continuing operations                                    $     (0.16)  $        0.17   $     (0.22)  $        0.46
                                                           ============  ==============  ============  ==============
  Discontinued operations                                  $      0.06   $       (0.29)  $      0.13   $       (0.43)
                                                           ============  ==============  ============  ==============
  Net earnings (loss)                                      $     (0.10)  $      ( 0.12)  $     (0.09)  $        0.03
                                                           ============  ==============  ============  ==============

Weighted average shares outstanding                             23,864          24,190        23,832          24,423
                                                           ============  ==============  ============  ==============

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                          Six Months Ended
                                                    ----------------------------
                                                     January 1,    December 26,
                                                        2000           1998
                                                    ------------  --------------
                                                           (In thousands)
OPERATING ACTIVITIES
Net Income (loss)                                   $    (2,232)  $         815

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                              18,614          19,842
    Depreciation                                          5,391           5,572
    Amortization                                            346             346
    Other                                                   886           1,787
    Changes in operating assets and liabilities           6,403          (2,654)
                                                    ------------  --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                29,408          25,708

INVESTING ACTIVITIES
  Property, plant and equipment purchases                (2,249)         (4,246)
  Proceeds of dispositions                                   13             525
  Investing activities of discontinued operations           101          (2,613)
  Other                                                      (9)             23
                                                    ------------  --------------
NET CASH (USED) BY INVESTING ACTIVITIES                  (2,144)         (6,311)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit               118,936         222,359
  Repayments on revolving lines of credit              (120,641)       (237,679)
  Scheduled principal payments of long-term debt           (149)           (277)
  Dividends paid                                              0          (1,221)
  Repurchase common stock                                     0          (1,880)
  Other                                                    (126)           (237)
                                                    ------------  --------------

NET CASH (USED) BY FINANCING ACTIVITIES                  (1,980)        (18,935)

INCREASE IN CASH AND CASH EQUIVALENTS                    25,284             462

Cash and cash equivalents at beginning of year           14,066           2,753
                                                    ------------  --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR            $    39,350   $       3,215
                                                    ============  ==============

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

January  1,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

NOTE  B--DISCONTINUED  OPERATIONS

On March 3, 1998, the Company made the decision to close its Stevcoknit Fabrics division and sell its Nautilus International division (fitness equipment). Accordingly, results of those segments have been reported as discontinued operations. The Stevcoknit Fabrics division was closed during the fourth quarter of fiscal 1998 and the Company sold the Nautilus International division during the third quarter of fiscal 1999. The Company increased the estimate of the after-tax cost to close discontinued businesses and recognized after tax charges on discontinued businesses of $4.4 million and $3.5 million during the first and second quarters of fiscal year 1999, respectively.

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. Since these businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations.

The  net  assets  of  discontinued  businesses  are  as  follows (in thousands):

                                       January 1,    July 3,
                                          2000        1999
                                      ------------  ---------
Accounts Receivable                   $    18,609   $ 31,849
Inventories                                45,661     51,754
Other current assets                        1,182      1,058
Accounts Payable                           (8,006)    (9,121)
Accrued and sundry liabilities             (8,392)    (9,831)
                                      ------------  ---------
      Total net current assets             49,054     65,709

Property, plant and equipment net of
  accumulated depreciation                 39,089     43,361
Intangibles                                   101        145
Other noncurrent assets                       336        396
                                      ------------  ---------
      Total Assets                    $    88,580   $109,611
                                      ============  =========

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                                  Three Months Ended             Six  Months  Ended
                                             ----------------------------  ------------------------------
                                              January 1,    December 26,     January 1,     December 26,
                                                 2000           1998            2000            1998
                                             ------------  --------------  --------------  --------------
Net Sales                                    $    34,831   $      39,782   $      79,945   $      94,090
Cost and expenses                                 34,186          44,482          77,145          96,721
                                             ------------  --------------  --------------  --------------
Income (loss) before income taxes                    645          (4,700)          2,800          (2,631)
Income tax (benefit)                                (935)         (1,148)           (343)           (125)
                                             ------------  --------------  --------------  --------------
Income (loss) from discontinued operations   $     1,580   $      (3,552)  $       3,143   $      (2,506)
                                             ============  ==============  ==============  ==============

Net sales for the prior year periods include sales of Stevcoknit Fabrics and Nautilus International totaling $4.9 million and $11.9 million for the quarter and six month period, respectively.

Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                       Six  Months  Ended
                                                  ----------------------------
                                                   January 1,    December 26,
                                                      2000           1998
                                                  ------------  --------------
Net income from discontinued operations           $     3,143   $      (2,506)

Depreciation                                            4,807           6,057
Amortization                                                0           9,256
Other                                                     (25)             85
Changes in operating assets and liabilities            13,832           4,444
                                                  ------------  --------------
  Subtotal                                             18,614          19,842
                                                  ------------  --------------
Net cash provided by operating activities              21,757          17,336

Property, plant and equipment purchases                (1,300)         (5,360)
Proceeds of dispositions                                1,400           2,174
Other                                                       1             573
                                                  ------------  --------------
Net cash provided (used) by investing activities          101          (2,613)

Net cash provided by discontinued operations      $    21,858   $      14,723
                                                  ------------  --------------

Amortization in the six months ended December 26, 1998 included $8.9 million in impairment charges at the Nautilus International division. Changes in operating assets in the six months ended December 26, 1998 included $12.9 million in reductions of accounts receivable and inventory at the Stevcoknit Fabrics division.

NOTE  C-INCOME  TAXES

The effective income tax rate on income from continuing operations for the six months ended January 1, 2000 is a negative 8%, compared to a negative 3% for the fiscal year ended July 3, 1999. The Company currently has tax expense due to state income taxes and from valuation allowance increases.

NOTE  D-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., obtained a secured five-year $100 million revolving bank credit facility. At each of July 3, 1999, October 2, 1999, and January 1, 2000, no amounts were outstanding under this bank credit facility. The subsidiary's first and second fiscal 2000 quarter operating results have caused the subsidiary not to be in compliance at the end of those quarters with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exist under, operating leases of the subsidiary with an aggregate outstanding lease balance of approximately $5.5 million.

In February 2000, the Delta Mills, Inc. subsidiary acquired for $15,619,744 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $20,260,000. This transaction was an event of default under the subsidiary's bank credit facility with respect to repayment of indebtedness while in default (see the preceding paragraph). The subsidiary's intent is to replace the existing bank credit facility with a new credit facility that provides for a lower level of borrowing availability that is more consistent with the subsidiary's needs and plans. The subsidiary has largely negotiated the terms of a new facility and the Company believes the subsidiary will be able to enter into the new agreement on terms satisfactory to it before the end of the third fiscal quarter. The financial covenants in the new credit facility will automatically replace the current financial covenants incorporated into the operating leases. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

NOTE  E-COMMITMENTS  AND  CONTINGENCIES

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc., a subsidiary of the Company, accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.). Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

On January 13, 2000, Marion Mills, LLC, a supplier to the Delta Mills, Inc. subsidiary of the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that Delta Mills, Inc.'s failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that Delta Mills, Inc. paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff, (which were returned per the plaintiff's authorization). The Company and Delta Mills, Inc., therefore deny and are vigorously contesting the claims.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such matters as future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information, are forward-looking statements. The words "estimate", "project", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy and intentions, are intended to identify forward-looking statements.

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. On December 30, 1999 the Company announced that the corporations that will conduct each of these businesses had filed registration statements under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (File Numbers 1-15583 and 1-15585). The Company currently anticipates that the record date for these spin-offs will be a date in April 2000 and that the spin-offs will be completed in April 2000.

Since the Duck Head and Delta Apparel businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations. Accordingly, for financial reporting purposes the Delta Mills Marketing Company division is the only continuing operating segment of the Company.

Net sales from continuing operations in the second quarter of fiscal year 2000 were $58.1 million as compared to $78.9 million in the second quarter of the prior fiscal year, a decrease of 26%. For the six months ended January 1, 2000, net sales were $115.4 million a decline of 29% from $162.1 million in the first six months of the prior fiscal year.

Gross profit from continuing operations declined to $6.3 million for the quarter ended January 1, 2000 from $15.5 million in the second quarter of the prior fiscal year and the gross margin declined to 10.8% from 19.6%. For the six months ended January 1, 2000, gross profit from continuing operations declined to $12.4 million or 10.7% of sales as compared to $32.4 million or 20.0% of sales in the same period of the prior fiscal year.

Operating profits from continuing operations in the current quarter decreased to $1.2 million as compared to $10.6 million in the same quarter of the prior fiscal year. Operating profits from continuing operations in the first six months of fiscal 2000 decreased to $3.6 million as compared to $22.6 million in the first six months of fiscal 1999. The declines were due to the gross margin declines described above for both the quarter and the six month period, somewhat offset, in the six months period, by reductions in selling, general and administrative costs compared to the six months of the prior fiscal year.

Income (loss) from continuing operations declined to a loss of $3.9 million in the current quarter as compared to a profit of $4.2 million in the same quarter of the prior fiscal year. The decline in operating profits was somewhat offset by a decrease in interest expense due to lower debt levels. On a per share basis, loss from continuing operations for the current quarter was $.16 on 23,864,000 average shares outstanding as compared to income of $.17 per share on the 24,190,000 average shares outstanding in the same quarter of the prior fiscal year. For the six months ended January 1, 2000 income (loss) from continuing operations declined to a loss of $5.4 million as compared to a profit of $11.2 million in the same period of the prior fiscal year. On a per share basis, loss from continuing operations for the six months of the current fiscal year was $.22 per share on 23.8 million average shares outstanding as compared to a profit of $.46 per share on 24.4 million shares in the six months of the prior year.

During the prior year quarter, the Company recognized a net loss of $3.5 million on disposal of discontinued operations, which reflected a reduction in the estimated net proceeds from the sale of Nautilus. The prior year six month $7.9 million loss on disposal of discontinued operations included reductions in the estimated net proceeds from the sale of Nautilus and a reduction in the estimated costs to close the Stevcoknit Fabrics operation.

Income from operations of discontinued operations, net of income taxes, was $1.6 million in the current quarter as compared to a loss of $3.6 million in the prior year quarter. Income from operations of discontinued operations, net of income taxes, was $3.1 million in the current six months as compared to a loss of $2.5 million in the prior year six months. Included in operations of discontinued operations, for each of the current year quarter and six months and the prior year quarter and six months, are the results of the Delta Apparel and Duck Head Apparel divisions. For the current quarter in discontinued operations, Delta Apparel had operating profits of $1.2 million, Duck Head Apparel had operating losses of $.6 million, and total income tax benefit was $.9 million. For the same quarter in the prior fiscal year in discontinued operations, Delta Apparel had operating losses of $1.3 million, Duck Head Apparel had operating losses of $3.4 million, and total income tax benefit was $1.7 million. For the six months ended January 1, 2000 in discontinued operations, Delta Apparel had operating profits of $3.0 million , Duck Head Apparel had operating losses of $.2 million and total income tax benefit was $.3 million. For the six months in the prior fiscal year in discontinued operations, Delta Apparel had operating losses of $.8 million, Duck Head Apparel had operating losses of $1.9 million, and total income tax benefit was $1.3 million.

Net loss in the latest quarter was $2.4 million or $.10 per share as compared to net loss of $2.8 million or $.12 per share in the same quarter of the prior fiscal year. Net loss for the six months ended January 1, 2000 was $2.2 million or $.09 per share as compared to net income of $.8 million or $.03 per share for the six months ended December 26, 1998.

Delta Mills Marketing Company, which manufactures and sells finished woven fabrics, had net sales for the second quarter of fiscal year 2000 of $58.1 million as compared to $78.8 million in the same quarter of the prior fiscal year, a decrease of 26%. For the six months ended January 1, 2000, net sales were $115.4 million as compared to $161.9 million for the same period of fiscal 1999, a decrease of 28.7%. Sales declines were in both cotton and synthetic product categories and were primarily attributable to lower unit sales. The synthetic product sales decline was a result of changing market demand due to increased import pressure. In order to match capacity to current market demand, the Company has downsized this portion of the business. To a lesser extent, market demand for cotton twill fabric has also declined. Management believes this decline in cotton twills, the Company's core product, is in part the result of garment manufacturers moving through a backlog of inventory that has resulted in a slow down of replenishment orders to the fabric supplier. Gross profit as a percent of sales was 10.9% for the second quarter of fiscal year 2000 compared to 19.8% in the prior year quarter. Gross profit as a percentage of sales was 10.8% for the six months ended January 1, 2000 as compared to 20.0% for the same period of fiscal 1999. These declines were primarily due to these three factors: 1) A decline in sales volume and related manufacturing efficiency losses, 2) the absence of the USDA cotton rebate program for the major part of the first six months of the current fiscal year, and 3) the cost associated with the downsizing of the synthetic product operation. Selling, general and administrative costs for the second quarter were $2.8 million and 4.8% of sales compared to $4.2 million and 5.3% of sales in the prior year quarter. Year to date selling, general and administrative costs for fiscal 2000 were $5.6 million or 4.9% of sales as compared to $8.0 million or 4.9% of sales for the same period of fiscal 1999. The division's, and the Company's, order backlog at January 1, 2000 was $66.8 million, down from the $85.4 million order backlog at December 26, 1998. The decline was spread throughout all product lines.

Delta Apparel, the Company's T-shirt and fleece apparel division, had sales for the second quarter of fiscal year 2000 of $21.6 million as compared to $18.0 million in the same quarter of the prior fiscal year. Sales for the six months ended January 1, 2000 were $50.2 million as compared to $42.8 million in the same period of the prior fiscal year. The increases in both the quarter and the six month period were due to significantly higher unit volume at lower average selling prices. Gross profit and gross profit margin for the second quarter of fiscal year 2000 were $3.0 million and 14.0%, respectively, as compared to $1.1 million and 6.4%, respectively, in the prior year quarter. Gross profit and gross profit margin for the first six month period of fiscal year 2000 were $6.7 million and 13.4% respectively, as compared to $5.3 million and 12.6% respectively, in the prior year six month period. The lower average selling prices described above were offset by lower manufacturing costs, driven by improved manufacturing efficiencies and higher capacity utilization in the quarter as well as the six month period. For the second quarter of fiscal 2000, Delta Apparel's selling, general, and administrative expenses were $1.8 million, or 8.3% of sales, a decrease of $0.4 million from the prior year second quarter of $2.2 million, or 12.2% of sales. For the six month period ended January 1, 2000, selling, general and administrative expenses were $3.7 million, or 7.3% of sales, a decrease of $2.0 million from the prior year six month period of $5.7 million, or 13.3% of sales. These decreases were due to a number of factors, including a reduction in head count, lower allocated corporate overhead, reduced bad debt expense, lower selling expense, and a reduction in distribution expense. This lower level of selling, general and administrative spending is expected to continue in the future. As a result of the factors described above, operating profits at Delta Apparel for the second quarter and first six months of fiscal year 2000 were $1.2 million and $3.0 million, respectively, as compared to operating losses of $1.3 million and $.8 million in the second quarter and first six months, respectively, of fiscal year 1999.


In  Duck  Head  Apparel  Company,  the Company's branded apparel business, sales totaled $13.3 million and $29.7 million in the second quarter and first six months of fiscal 2000, respectively, a decrease of 22% and 25%, respectively from $17.0 million in the same quarter in fiscal 1999 and $39.5 million in the first six months of the prior year. The dollar decreases reflect a decrease in unit sales, which was the result of the loss of three key "Duck Head" branded customers, reduced volume at other accounts, the exit from certain portions of the Company's private label business, and lower sales at the company's own
retail  outlet  stores.   There  were  no  sales to the three key lost customers
during  either  the  second  quarter  or  first  six months of fiscal year 2000.
During the second quarter and first six months of fiscal year 1999 there were sales of $.7 million and $2.5 million, respectively, to these three accounts. Reduced volume at other accounts was due to inventory levels at several key accounts being reduced, reflecting a change in merchandise mix, and to the first six months of fiscal 1999 including the start-up of several new Duck Head in-store shops. Private label sales decreased by $.7 million and $1.7 million in the second quarter and first six months of fiscal 2000, respectively. Additionally, there were decreases in sales at the company's own retail outlet stores, which resulted from a combination of a comparable store sales decreases of 4% and 8% in the second quarter and first six months of fiscal 2000, respectively, and fewer stores being open in the both the second quarter and first six months of fiscal year 2000 as compared with the same periods in fiscal year 1999. During the second quarter of fiscal year 2000 the Company opened one new store and did not close any stores and at January 1, 2000 the Company operated 26 retail outlet stores. Gross profit for the second quarter and first six months of fiscal year 2000 was $4.0 million and $8.9 million, respectively, as compared to $3.3 million and $10.7 million for the same periods in fiscal 1999. Gross profit margin was 30% for both the second quarter and first six months of fiscal 2000 as compared to gross profit margin of 20% and 27% for the second quarter and first six months, respectively, of fiscal year 1999. The increase in gross profit and gross profit margin in the second quarter of fiscal year 2000 as compared to the second quarter of fiscal year 1999 was due to higher gross profit margins on both wholesale sales and sales through the company's own retail outlet stores. The lower gross profit during the first six months of fiscal year 2000 as compared to the first six months of fiscal year 1999 was due to lower sales partially offset by higher gross profit margins. Selling, general and administrative expenses were $4.7 million and $9.5 million in the second quarter and first six months of fiscal year 2000, respectively as compared to $6.7 million and $12.7 million during the second quarter and first six months, respectively, of fiscal year 1999. The decreases were primarily due to reductions in all selling, general and administrative expense categories. The Company expects this lower selling, general and administrative expense level to continue. As a result of the factors described above, operating losses at Duck Head Apparel Company for the second quarter and first six months of fiscal year 2000 were $.6 million and $.2 million, respectively, as compared operating losses of $3.4 million and $1.9 million in the second quarter and first six months, respectively, of fiscal year 1999.

Inventories were unchanged at $44 million at January 1, 2000 as compared to inventories at July 3, 1999. Accounts receivable declined to $53 million at January 1, 2000 as compared to $67 million at July 3, 1999. This decline is directly related to the decline in sales.

The effective income tax rate on income from continuing operations for the six months ended January 1, 2000 is a negative 8%, compared to a negative 3% for the fiscal year ended July 3, 1999. The Company currently has tax expense due to state income taxes and from valuation allowance increases.

The Company has a variety of computers and systems that are subject to Year 2000 issues. The Year 2000 problem arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail, or cause erroneous results. The Company has considered the impact of Year 2000 issues on the Company's computer information systems and other equipment that use embedded technology such as micro-controllers, and has completed a remediation plan. The Company's Year 2000 plan included 1) Identifying year 2000 issues, 2) Assessment and prioritization of issues, 3) Remediation, and 4) Testing for Year 2000 compliance. As a part of its plan to achieve Year 2000 compliance, the Company decided to accelerate the schedule for implementation of certain data collection systems. The cost of these systems, which were in place prior to the end of 1999, was approximately $1.2 million. In addition, the Company spent approximately $150,000 on software improvements and remediation work in fiscal year 1998, $1.5 million in fiscal year 1999 and an additional $.3 million in the first six months of fiscal year 2000. No further spending is anticipated for remediation and software improvements. Through the month of January 2000, the Company has experienced no material problems associated with Year 2000 issues. The Company believes that its Year 2000 remediation efforts were successful, and that no further remediation efforts are necessary.

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., obtained a secured five-year $100 million revolving bank credit facility. At each of July 3, 1999, October 2, 1999, and January 1, 2000, no amounts were outstanding under this bank credit facility. The subsidiary's first and second fiscal 2000 quarter operating results have caused the subsidiary not to be in compliance at the end of those quarters with the credit facility's covenants respecting minimum interest coverage ratio, maximum leverage ratio and minimum consolidated tangible net worth. The same covenants are contained in, and therefore a default also exist under, operating leases of the subsidiary with an aggregate outstanding lease balance of approximately $5.5 million.

In February 2000, the Delta Mills, Inc. subsidiary acquired for $15,619,744 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $20,260,000. This transaction was an event of default under the subsidiary's bank credit facility with respect to repayment of indebtedness while in default (see the preceding paragraph). The subsidiary's intent is to replace the existing bank credit facility with a new credit facility that provides for a lower level of borrowing availability that is more consistent with the subsidiary's needs and plans. The subsidiary has largely negotiated the terms of a new facility and the Company believes the subsidiary will be able to enter into the new agreement on terms satisfactory to it before the end of the third fiscal quarter. The financial covenants in the new credit facility will automatically replace the current financial covenants incorporated into the operating leases. Accordingly, the Company does not believe that these credit facility or operating lease covenant defaults will have a material adverse effect on the Company.

On December 13, 1999 the Company announced that its board had approved a plan to purchase from time to time up to an aggregate of 5,000,000 shares of the Company's outstanding stock at prices and at times at the discretion of the Company's top management. This stock repurchase plan replaced the 2,500,000 stock purchase plan announced by the Company in September 1998, pursuant to which the Company had acquired an aggregate of approximately 979,000 shares. No shares were repurchased during the first six months of fiscal 2000. Subsequent to January 1, 2000 and through February 10, 2000 the Company had purchased approximately 498,000 shares at a cost of approximately $927,000.

The Company believes that cash flow generated by its operations and funds available under its current credit facility will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of January 1, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $5.0 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item 1. Legal Proceedings

     On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc., a subsidiary of the Company, accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.). Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

     On January 13, 2000, Marion Mills, LLC, a supplier to the Delta Mills, Inc. subsidiary of the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that Delta Mills, Inc.'s failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that Delta Mills, Inc. paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff, (which were returned per the plaintiff's authorization). The Company and Delta Mills, Inc., therefore deny and are vigorously contesting the claims.

Item 2. Changes in Securities and Use of Proceeds

     On December 9, 1999, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right (a "Right") for each outstanding share of the Company's common stock, par value $0.01 per share (the "Common Stock"), to stockholders of record at the close of business on December 22, 1999. Each Right entitles the registered holder to purchase from the Company one quarter share of the Common Stock, at a cash exercise price of $5.00 per quarter share (equivalent to $20.00 per whole share), subject to adjustment. The description and terms of the Rights are set forth in a Shareholder Rights Agreement dated December 10, 1999 (the "Rights Agreement") between the Company and First Union National Bank, as Rights Agent. For a description of the Rights Agreement, see the Company's Current Report on Form 8-K dated December 9, 1999 and filed with the Securities and Exchange Commission on December 16, 1999 (the "Rights Agreement 8-K"). A copy of the Rights Agreement is included as Exhibit 4.1 to the Rights Agreement 8-K. The description of the Rights Agreement and the copy of the Rights Agreement contained in the Rights Agreement 8-K are incorporated herein by reference.

Item 3. Defaults upon Senior Securities*

Item 4. Submission of Matters to a Vote of Security Holders*

Item 5. Other Information*

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-K

          3.1 Amended and Restated Bylaws of the Company adopted December 9, 1999: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K with date of December 9, 1999 and filed with the Securities and Exchange Commission on December 16, 1999.

          4.1 Rights Agreement, dated as of December 10, 1999, between the Company and First Union National Bank, which includes, as Exhibit A, the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock: Incorporated by reference to
               Exhibit 4.1 the Company's Current Report on Form 8-K with dated of December 9, 1999 and filed with the Securities and Exchange Commission on December 16, 1999.

     (b) The Company filed Form 8-K with date of October 4, 1999. Items reported were:

               Item 5. Other Events

               Item 7. Financial Statements and Exhibits

          The Company filed Form 8-K with date of December 9, 1999. Items reported were:

               Item 5. Other Events

               Item 7. Financial Statements and Exhibits


          The Company filed Form 8-K with date of December 29, 1999. Items reported were:

               Item 5. Other Events

               Item 7. Financial Statements and Exhibits


*Items  3,  4  and  5  are  not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Delta  Woodside  Industries,  Inc.
                                           ----------------------------------
                                           (Registrant)



Date  February 15, 2000                    /s/  David  R.  Palmer
      -----------------                    ----------------------------------
                                           David  R.  Palmer
                                           Controller
                                           (Authorized  signatory  and  chief
                                           accounting  officer)