Form 10-Q
period 2000-04-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2000-05-16
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

                               OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ______________  to   ____________

Commission  File  number  1-10095

                            DELTA WOODSIDE INDUSTRIES, INC.
                     ------------------------------------------
                (Exact name of registrant as specified in its charter)


              SOUTH  CAROLINA                        57-  0535180
           ---------------------                    --------------
  (State or other jurisdiction of                  (I.R.S. Employer
  Incorporation or organization)                  Identification No.)

233 North Main Street, Suite 200
Greenville,  South  Carolina                             29601
--------------------------------                     --------------
(Address of principal executive offices)               (Zip  Code)


                               864\232-8301
                               ------------
              (Registrant's telephone number, including area code)

                            (Not Applicable)
            ------------------------------------------------------
  (Former  name, former address and former fiscal year,  if  changed since last report.)

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

Common  Stock,  $.01  Par  Value-23,307,645  shares  as  of  May  8,  2000

                                      INDEX

DELTA  WOODSIDE  INDUSTRIES,  INC.

PART  I.  FINANCIAL  INFORMATION
--------------------------------

                                                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets--
April  1,  2000  and  July  3,  1999                                         3-4

Condensed  consolidated  statements  of  operations--
Three  and  nine  months  ended  April  1,2000  and
March  27,  1999                                                               5

Condensed  consolidated  statements  of  cash  flows
Nine  months  ended  April  1,  2000
and  March  27,  1999                                                          6

Notes  to  condensed  consolidated  financial
statements- April 1, 2000                                                    7-9

Item  2.    Management's  Discussion  and  Analysis  of
            Financial  Condition  and  Results  of  Operations              9-12

Item  3.    Quantitative and Qualitative Disclosures about Market             13
            Risk

Part  II.   OTHER  INFORMATION

Item  1.    Legal  Proceedings                                                14

Item  2.    Changes  in  Securities  and  Use  of  Proceeds                   14

Item  3.    Defaults  upon  Senior  Securities                                14

Item  4.    Submission of Matters to a Vote of Securities Holders             14

Item  5.    Other  Information                                                14

Item  6.    Exhibits  and  Reports  on  Form  8-K                             14


SIGNATURES                                                                    15

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                        April 1,     July 3,
                                                         2000         1999
                                                     -----------    --------
                                                     (Unaudited)
                                                          (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $   8,964      $ 14,066
  Accounts receivable:
    Factor                                              59,490        66,854
    Customers                                              642           354
                                                     ---------      --------
                                                        60,132        67,208
  Less allowances for doubtful accounts and returns        142           287
                                                     ---------      --------
                                                        59,990        66,921

  Inventories:
    Finished goods                                       7,326         9,122
    Work in process                                     32,255        28,630
    Raw materials and supplies                           7,205         6,617
                                                     ---------      --------
                                                        46,786        44,369

  Net current assets of discontinued operations         57,547        65,709
  Deferred income taxes                                      0         2,186
  Prepaid expenses and other current assets                491           905
                                                     ---------      --------
                          TOTAL CURRENT ASSETS         173,778       194,156

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                 166,019       166,419
  Accumulated depreciation                              72,757        65,864
                                                     ---------      --------
                                                        93,262       100,555

Noncurrent assets of discontinued operations            37,727        43,902
Other assets                                             6,066         7,638
                                                     ---------      --------
                                                     $ 310,833      $346,251
                                                     =========      ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

                                                              April 1,       July 3,
                                                                2000          1999
                                                           ---------------  ---------
                                                             (Unaudited)
                                                                  (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Short-term bank debt                                     $        8,639   $  1,678
  Trade accounts payable                                           12,575     16,233
  Accrued and sundry liabilities                                   19,268     25,335
  Deferred income taxes                                             1,650          0
  Current portion of long-term debt                                     0      6,710
                                                           ---------------  ---------
                     TOTAL CURRENT LIABILITIES                     42,132     49,956

LONG-TERM DEBT                                                    122,505    150,158
DEFERRED INCOME TAXES                                                   0      4,295
OTHER LIABILITIES AND DEFERRED CREDITS                              8,266      7,862

SHAREHOLDERS' EQUITY
  Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
    23,308,000 shares at April 1, 2000 and
    23,792,000 shares at July 3, 1999                                 233        238
  Additional paid-in capital                                      160,074    160,863
  Accumulated deficit                                             (22,377)   (27,121)
                                                           ---------------  ---------
                                                                  137,930    133,980
COMMITMENTS AND CONTINGENCIES
                                                           $      310,833   $346,251
                                                           ===============  =========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                    Three Months Ended    Nine months Ended
                                                   -------------------  --------------------
                                                  April 1,    March 27,  April 1,   March 27,
                                                    2000        1999       2000        1999
                                                  ---------  ----------  ---------  ----------
                                                  (In thousands, except  (In thousands, except
                                                     per share data)        per share data)

Net Sales                                         $ 62,146   $  72,944   $177,534   $ 235,028
Cost of goods sold                                  52,694      60,438    155,642     190,103
                                                  ---------  ----------  ---------  ----------
   Gross profit on sales                             9,452      12,506     21,892      44,925
Selling, general and administrative expense          3,795       4,361     12,709      14,191
Other income (expense)                                (412)         65       (309)        115
                                                  ---------  ----------  ---------  ----------
                               OPERATING PROFIT      5,245       8,210      8,874      30,849
Interest expense (income):
  Interest expense                                   4,484       4,585     13,621      14,806
  Interest (income)                                   (350)        (65)      (892)       (213)
                                                  ---------  ----------  ---------  ----------
                                                     4,134       4,520     12,729      11,379

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                1,111       3,690     (3,855)     16,256
Income tax expense (benefit)                          (817)      3,495       (408)      4,877
                                                  ---------  ----------  ---------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
                                                     1,928         195     (3,447)     11,379

Extraordinary gain less applicable income
  taxes
                                                     5,550           0      5,550           0

Income (loss) on disposal of discontinued
  operations less applicable income taxes                0       1,618          0      (6,245)

Income (loss) from operations of
  discontinued operations less applicable
  income taxes                                        (502)     (4,524)     2,641      (7,030)
                                                  ---------  ----------  ---------  ----------

NET INCOME (LOSS)                                 $  6,976   $  (2,711)  $  4,744   $  (1,896)
                                                  =========  ==========  =========  ==========

Basic and diluted earnings (loss) per share:
  Continuing operations                           $   0.08   $    0.01   $  (0.14)  $    0.47
  Extraordinary gain                              $   0.24   $    0.00   $   0.23   $    0.00
  Discontinued operations                         $  (0.02)  $  ( 0.12)  $   0.11   $   (0.55)
                                                  ---------  ----------  ---------  ----------
  Net earnings (loss)                             $   0.30   $  ( 0.11)  $   0.20   $   (0.08)
                                                  =========  ==========  =========  ==========

Weighted average shares outstanding                 23,514      24,057     23,727      24,301



See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                              Nine months Ended
                                                            April 1,    March 27,
                                                             2000         1999
                                                           ----------  -----------
                                                              (In thousands)
OPERATING ACTIVITIES
Net Income (loss)                                          $   4,744   $  (1,896)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                   13,982      17,575
    Depreciation                                               8,067       8,337
    Amortization                                                 501         466
    Write off of loan origination costs - line of credit         419           0
    Gain on retirement of debt (pre-tax)                      (5,883)          0
    Other                                                        489       1,587
    Changes in operating assets and liabilities               (2,305)     (3,551)
                                                           ----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                     20,014      22,518

INVESTING ACTIVITIES
  Property, plant and equipment purchases                     (3,168)     (6,085)
  Proceeds of dispositions                                       132         528
  Investing activities of discontinued operations               (672)      9,550
  Other                                                          (13)         18
                                                           ----------  ----------
NET CASH (USED) BY INVESTING ACTIVITIES                       (3,721)      4,011

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                    153,246     243,373
  Repayments on revolving lines of credit                   (146,285)   (261,001)
  Scheduled principal payments of long-term debt              (6,882)       (429)
  Repurchase and retirement of long term debt                (20,897)          0
  Dividends paid                                                   0      (1,826)
  Repurchase common stock                                     (1,030)     (1,897)
  Other                                                          453      (3,403)
                                                           ----------  ----------

NET CASH (USED) BY FINANCING ACTIVITIES                      (21,395)    (25,183)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (5,102)      1,346

Cash and cash equivalents at beginning of year                14,066       2,753
                                                           ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   8,964   $   4,099
                                                           ==========  ==========



See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

April  1,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending July 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 1999.

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

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. Since these businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations. In the quarter ended April 1, 2000, the Company recorded pre-tax expenses related to the spin-off totaling $4.4 million. $1.9 million of those expenses were deferred until the fourth quarter to offset projected operating profits of Delta Apparel and Duck Head.

The  net  assets  of  discontinued  businesses  are  as follows (in thousands):

                                       April 1,    July 3,
                                         2000       1999
                                      ----------  ---------
Accounts Receivable                   $  24,128   $ 31,849
Inventories                              48,424     51,754
Other current assets                      1,155      1,058
Accounts Payable                         (8,002)    (9,121)
Accrued and sundry liabilities          (10,052)    (9,831)
Deferred spin-off costs                   1,894          0
                                      ----------  ---------
Total net current assets                 57,547     65,709

Property, plant and equipment net of
  accumulated depreciation               37,438     43,361
Intangibles                                  79        145
Other noncurrent assets                     210        396
                                      ----------  ---------
      Total Assets                    $  95,274   $109,611
                                      ==========  =========

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                                       Three  Months  Ended    Nine months Ended
                                                       --------------------  --------------------
                                                        April 1,  March 27,  April 1,   March 27,
                                                          2000      1999       2000       1999
                                                       ---------  ---------  ---------  ---------

Net Sales                                              $ 41,238   $ 36,563   $121,183   $130,653
Cost and expenses                                        38,706     43,975    115,851    140,696
                                                       ---------  ---------  ---------  ---------
Income (loss) before spin off costs and income taxes      2,532     (7,412)     5,332    (10,043)
Spin off costs                                           (2,532)         0    ( 2,532)         0
Income tax expense (benefit)                                502     (2,888)       159    ( 3,013)
                                                       ---------  ---------  ---------  ---------
Income (loss) from discontinued operations                 (502)   $(4,524)  $  2,641   $ (7,030)
                                                       =========  =========  =========  =========

Net sales for the prior year periods include sales of Stevcoknit Fabrics and Nautilus International totaling ($0.1) million and $11.8 million for the quarter and nine month period, respectively.

Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                   Nine  months  Ended
                                                   -------------------
                                                   April 1,   March 27,
                                                     2000        999
                                                  ----------  ----------

Net income from discontinued operations           $   2,641     (13,275)

Depreciation                                          6,568      10,642
Amortization                                              0       9,405
Other                                                (6,207)      5,077
Changes in operating assets and liabilities          13,621      (7,549)
                                                  ----------  ----------
  Subtotal                                           13,982      17,575
                                                  ----------  ----------
Net cash provided by operating activities            16,623       4,300

Property, plant and equipment purchases              (2,273)     (6,056)
Proceeds of dispositions                              1,590      13,432
Other                                                    11       2,174
                                                  ----------  ----------
Net cash provided (used) by investing activities       (672)      9,550

Net cash provided by discontinued operations      $  15,951      13,850
                                                  ----------  ----------

Amortization in the nine months ended March 27, 1999 included $8.9 million in impairment charges at the Nautilus International division. Changes in operating assets in the nine months ended March 27, 1999 included $13.4 million in reductions of accounts receivable and inventory at the Stevcoknit Fabrics division. Proceeds from dispositions in the nine months ended March 27, 1999 included $10.2 million from the sale of assets of the Nautilus International division.

NOTE  C-INCOME  TAXES

The effective income tax rate on losses from continuing operations for the nine months ended April 1, 2000 is an 11% benefit, compared to a 3% expense on the losses from continuing operations for the fiscal year ended July 3, 1999. Although both periods reflect a pretax loss, a higher benefit results for the nine months ended April 1, 2000 due to the release of the valuation allowance which was originally set up against deferred tax assets.

NOTE  D-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

On March 31, 2000 a subsidiary of the Company, Delta Mills, Inc., replaced its existing bank credit facility with a new revolving bank facility. Borrowings under the new credit facility will be based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum availability limit, which is initially $65 million. The new credit facility has a three year term and is secured by the accounts receivable, inventory and capital stock of Delta Mills and Delta Mills Marketing, Inc. (Delta Mills' wholly owned subsidiary). The interest rate on the new credit facility is based on a spread over either LIBOR or a base rate. In connection with this new credit facility, Delta Mills terminated its prior bank credit facility. On April 1, 2000 there were no borrowings under either the prior credit facility or the new credit facility.

The new credit facility contains restrictive covenants which, among other matters, requires that Delta Mills' Maximum Leverage Ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends and capital expenditures. The new credit facility does not contain certain restrictions that were present in the credit facility it replaces.

During the three months ended April 1, 2000, the Delta Mills, Inc. subsidiary acquired for $20,897,279 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $27,495,000. Subsequent to the end of the third fiscal quarter, Delta Mills acquired additional senior notes with an aggregate principal face value of $2,926,000 for the sum of $2,069,598.


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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States trade regulations and the discovery of unknown conditions (such as with respect to environmental matters, and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. On December 30, 1999 the Company announced that the corporations that will conduct each of these businesses had filed registration statements under the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (File Numbers 1-15583 and 1-15585). Amended Registration statements have also been filed on March 30, 2000 and May 3, 2000. The Company currently anticipates that the record date for these spin-offs will be a date in June 2000 and that the spin-offs will be completed in June 2000.

Since the Duck Head and Delta Apparel businesses will no longer be a part of the Company, the results of these segments have been reclassified and reported as discontinued operations. Accordingly, for financial reporting purposes the Delta Mills Marketing Company division is the only continuing operating segment of the Company.

Net sales from continuing operations in the third quarter of fiscal year 2000 were $62.1 million as compared to $72.9 million in the third quarter of the prior fiscal year, a decrease of 15%. For the nine months ended April 1, 2000, net sales were $177.5 million, a decline of 24% from $235.0 million in the first nine months of the prior fiscal year.

Gross profit from continuing operations declined to $9.5 million for the quarter ended April 1, 2000 from $12.5 million in the third quarter of the prior fiscal year and the gross margin declined to 15.3% from 17.1%. For the nine months ended April 1, 2000, gross profit from continuing operations declined to $21.9 million or 12.3% of sales as compared to $44.9 million or 19.1% of sales in the same period of the prior fiscal year.

Operating profits from continuing operations in the current quarter decreased to $5.2 million as compared to $8.2 million in the same quarter of the prior fiscal year. Operating profits from continuing operations in the first nine months of fiscal 2000 decreased to $8.9 million as compared to $30.8 million in the first nine months of fiscal 1999. The declines were due to the gross margin declines described above for both the quarter and the nine month period, somewhat offset, in the third quarter and nine months periods, by reductions in selling, general and administrative costs compared to the comparable periods in the prior fiscal year.

Income from continuing operations increased to a profit of $1.9 million in the current quarter as compared to a profit of $0.2 million in the same quarter of the prior fiscal year. The decline in operating profits was offset in the most recent quarter by a decrease in net interest expense due to lower debt levels and by a tax benefit as compared to tax expense in the same quarter of the prior year. On a per share basis, income from continuing operations for the current quarter was $.08 on 23,514,000 average shares outstanding as compared to income of $.01 per share on the 24,057,000 average shares outstanding in the same quarter of the prior fiscal year. For the nine months ended April 1, 2000 income (loss) from continuing operations declined to a loss of $3.4 million as compared to a profit of $11.4 million in the same period of the prior fiscal year. On a per share basis, loss from continuing operations for the nine months of the current fiscal year was $.14 per share on 23.7 million average shares outstanding as compared to a profit of $.47 per share on 24.3 million average shares in the nine months of the prior year.

During the quarter ended April 1, 2000, the Company's Delta Mills, Inc. subsidiary acquired for $20,897,279 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $27,495,000. These acquisitions resulted in an extraordinary gain on the retirement of debt in the amount of $5.6 million, or $.24 per share. Included in this amount is the write off of deferred loan cost of $0.7 million and income tax expense of $0.3 million. Subsequent to the end of the third fiscal quarter, Delta Mills acquired additional senior notes with an aggregate principal face value of $2,962,000 for the sum of $2,069,598.

During the prior year quarter, the Company recognized net income of $1.6 million on disposal of discontinued operations, which reflected an increase in the anticipated proceeds from the liquidation of Stevcoknit Fabrics Company. The prior year nine month $6.2 million loss on disposal of discontinued operations included reductions in the estimated net proceeds from the sale of Nautilus and a reduction in the estimated costs to close the Stevcoknit Fabrics operation.

Loss from operations of discontinued operations, net of income taxes, was $0.5 million in the current quarter as compared to a loss of $4.5 million in the prior year quarter. Income from operations of discontinued operations, net of income taxes, was $2.6 million in the current nine months as compared to a loss of $7.0 million in the prior year nine months. Included in operations of discontinued operations, for each of the current year quarter and nine months and the prior year quarter and nine months, are the results of the Delta Apparel and Duck Head Apparel divisions. For the current quarter in discontinued operations, the Company recognized in expense $2.5 million in costs associated with the spin-off. Excluding this expense, Delta Apparel had operating profits of $2.9 million and Duck Head Apparel had operating losses of $0.4 million. Total income tax expense for the quarter was $0.5 million. For the same quarter in the prior fiscal year in discontinued operations, Delta Apparel had operating losses of $3.4 million, Duck Head Apparel had operating losses of $4.1 million, and total income tax benefit was $2.9 million. For the nine months ended April 1, 2000 in discontinued operations, Delta Apparel had operating profits of $5.9 million, Duck Head Apparel had operating losses of $0.6 million, the Company recognized spin-off expenses of $2.5 million and total income tax expense was $0.2 million. For the nine months in the prior fiscal year in discontinued operations, Delta Apparel had operating losses of $4.1 million, Duck Head Apparel had operating losses of $5.9 million, and total income tax benefit was $3.0 million.

Net income in the latest quarter was $7.0 million or $.30 per share as compared to net loss of $2.7 million or $.11 per share in the same quarter of the prior fiscal year. Net income for the nine months ended April 1, 2000 was $4.7 million or $.20 per share as compared to the net loss of $1.9 million or $.08 per share for the nine months ended March 27, 1999.

Delta Mills Marketing Company, which manufactures and sells finished woven fabrics, had net sales for the third quarter of fiscal year 2000 of $62.1 million as compared to $72.9 million in the same quarter of the prior fiscal year, a decrease of 15%. For the nine months ended April 1, 2000, net sales were $177.5 million as compared to $235.4 million for the same period of fiscal 1999, a decrease of 25%. The decrease in sales over last year's quarter reflects the elimination of the Company's greige business, the downsizing of the synthetic product line, and some downward adjustment in cotton product sales that started in the first half of the year due to lower than expected demand from certain customers. Sales of cotton products have decreased 15 % over last year's quarter but are improved over the previous two quarters of the current year. The improvement in the cotton product sales began in the third quarter and production for cottons was at or near full capacity for the last two months of the quarter. The synthetic product lines were running at approximately 90% of the downsized capacity. Synthetic sales were down approximately 15% over the last year's quarter. Sales decreases for first nine months of the year were primarily caused by the same factors discussed above, except that the downward adjustments were more dramatic in the first half of the year. For the nine months ended April 1, 2000, cotton sales were down 19% and synthetics sales were down 44% from the nine months ended March 27, 1999. Gross profit as a percent of sales was 15.3% for the third quarter of fiscal year 2000 compared to 17.1% in the prior year quarter. Gross profit as a percentage of sales was 12.3% for the nine months ended April 1, 2000 as compared to 19.1% for the same period of fiscal 1999. In addition to the sales volume declines described above, gross profit declined as a result of some raw material price increases in the synthetic product line and increased price pressure in the cotton product category. Selling, general and administrative costs for the third quarter were $3.0 million and 4.8% of sales compared to $4.0 million and 5.5% of sales in the prior year quarter. Year to date selling, general and administrative costs for fiscal 2000 were $8.5 million or 4.8% of sales as compared to $12.0 million or 5.1% of sales for the same period of fiscal 1999. The division's, and the Company's, order backlog at April 1, 2000 was $79.9 million, down from the $83.7 million order backlog at March 27, 1999. The decline was spread throughout all product lines.

Delta Apparel, the Company's T-shirt and fleece apparel division, had sales for the third quarter of fiscal year 2000 of $27.3 million as compared to $20.5 million in the same quarter of the prior fiscal year. Sales for the nine months ended April 1, 2000 were $77.5 million as compared to $63.3 in the same period of the prior fiscal year. The increases in both the quarter and the nine month period were due to significantly higher unit volume at lower average selling prices. Gross profit and gross profit margin for the third quarter of fiscal year 2000 were $5.0 million and 18.3%, respectively, as compared to a loss of $0.7 million and a negative 3.4%, respectively, in the prior year quarter. Gross profit and gross profit margin for the first nine month period of fiscal year 2000 were $11.7 million and 15.1%, respectively, as compared to $4.6 million and 7.3% respectively, in the prior year nine month period. The third quarter improvement is partially due to a $2.6 million adjustment to fixed assets recorded in the third quarter of fiscal 1999. The lower average selling prices were largely offset by lower costs of raw materials and lower manufacturing costs, driven by improved manufacturing efficiencies and higher capacity utilization in the quarter, as well as the nine month period. For the third quarter of fiscal 2000, selling, general, and administrative expenses were $2.0 million, or 7.3% of sales, a decrease of $0.8 million from the prior year third quarter's selling, general and administrative expenses of $2.8 million, or 13.7% of sales. For the nine month period ended April 1, 2000, Delta Apparel's selling, general, and administrative expenses were $5.7 million, or 7.4% of sales, a decrease of $2.8 million from the prior year nine month period's selling, general and administrative expenses of $8.5 million or 13.4% of sales. These decreases were due to a number of factors, including lower corporate overhead, reduced bad debt expense, lower commission expense and a reduction in distribution expense. This lower level of selling, general and administrative spending is expected to continue in the future. As a result of the factors described above, operating profits for the third quarter and first nine months of fiscal year 2000 were $2.9 million and $5.9 million, respectively, as compared to operating losses of $3.4 million and $4.1 million in the third quarter and first nine months, respectively, of fiscal year 1999.

In  Duck  Head  Apparel  Company,  the Company's branded apparel business, sales totaled $13.9 million and $43.7 million in the third quarter and first nine months of fiscal 2000, respectively, a decrease of 13.7% and 21.4%, respectively, from $16.1 million in the same quarter in fiscal 1999 and $55.6 million in the first nine months of the prior year. The dollar decreases reflect a decrease in unit sales, which was the result of the loss of certain key "Duck Head" branded customers, reduced volume at other accounts, the exit from certain portions of the Company's private label business, and higher sales for the quarter and lower sales for the nine months at the Company's own retail outlet stores. Gross profit for the third quarter and first nine months of fiscal year 2000 were $4.6 million and $13.4 million, respectively, as compared to $3.5 million and $14.2 million for the same periods in fiscal 1999. Gross profit margin was 33.1% for the third quarter and 30.7% for the first nine months of fiscal 2000 as compared to gross profit margin of 21.7% and 25.5% for the third quarter and first nine months, respectively, of fiscal year 1999. The increase in gross profit and gross profit margin in the third quarter of fiscal year 2000 as compared to the third quarter of fiscal year 1999 was due to higher gross profit margins on both wholesale sales and sales through the company's own retail outlet stores. The lower gross profit during the first nine months of fiscal year 2000 as compared to the first nine months of fiscal year 1999 was due to lower sales partially offset by higher gross profit margins. Selling, general and administrative expenses were $5.0 million and $14.5 million in the third quarter and first nine months of fiscal year 2000, respectively as compared to $7.5 million and $20.2 million during the third quarter and first nine months, respectively, of fiscal year 1999. The decreases were primarily due to reductions in all selling, general and administrative expense categories. The Company expects this lower selling, general and administrative expense level to continue. As a result of the factors described above, operating losses at Duck Head Apparel Company for the third quarter and first nine months of fiscal year 2000 were $0.4 million and $0.6 million, respectively, as compared operating losses of $4.1 million and $5.9 million in the third quarter and first nine months, respectively, of fiscal year 1999.

Inventories increased to $47 million at April 1, 2000 as compared to inventories of $44 million at July 3, 1999. Accounts receivable declined to $60 million at April 1, 2000 as compared to $67 million at July 3, 1999. This decline is directly related to the decline in sales.

The effective income tax rate on losses from continuing operations for the nine months ended April 1, 2000 is an 11% benefit, compared to a 3% expense on the losses from continuing operations for the fiscal year ended July 3, 1999. Although both periods reflect a pretax loss, a higher benefit results for the nine months ended April 1, 2000 due to the release of the valuation allowance which was originally set up against deferred tax assets.

On March 31, 2000 a subsidiary of the Company, Delta Mills, Inc., replaced its existing bank credit facility with a new revolving bank facility. Borrowings under the new credit facility will be based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum availability limit, which is initially $65 million. The new credit facility has a three year term and is secured by the accounts receivable, inventory and capital stock of Delta Mills and Delta Mills Marketing, Inc. (Delta Mills' wholly owned subsidiary). The interest rate on the new credit facility is based on a spread over either LIBOR or a base rate. In connection with this new credit facility, Delta Mills terminated its prior bank credit facility. On April 1, 2000 there were no borrowings under either the prior credit facility or the new credit facility.

The new credit facility contains restrictive covenants which, among other matters, requires that Delta Mills' Maximum Leverage Ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends and capital expenditures. The new credit facility does not contain certain restrictions that were present in the credit facility it replaces.

On December 13, 1999 the Company announced that its board had approved a plan to purchase from time to time up to an aggregate of 5,000,000 shares of the Company's outstanding stock at prices and at times at the discretion of the Company's top management. This stock repurchase plan replaced the 2,500,000 stock purchase plan announced by the Company in September 1998, pursuant to which the Company had acquired an aggregate of approximately 979,000 shares. During the quarter ended April 1, 2000 the Company purchased approximately 556,000 shares at a cost of approximately $1,030,000.

The Company believes that cash flow generated by its operations and funds available under its current credit facilities will be sufficient to service its debt, to satisfy its day-to-day working capital requirements, and to fund its planned capital expenditures.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of April 1, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $3.2 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings*

Item  2.   Changes  in  Securities  and  Use  of  Proceeds*

Item  3.   Defaults  upon  Senior  Securities*

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders*

Item  5.   Other  Information*

Item  6.   Exhibits  and  Reports  on  Form  8-K

   (a)     Exhibits  required  by  Item  601  of  Regulation  S-K

          4.1 Amendment No. 1 to Shareholders Rights Agreement, dated as of March 15, 2000, between the Company and First Union National
               Bank: Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on April 3, 2000.

       10.4.6  Amendment to Stock Option Plan adopted April 25, 2000.

      10.16.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to
               Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

      10.16.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent:
               Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

      10.16.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

      10.16.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

      10.16.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

     (b) The Company filed Form 8-K with date of March 15, 2000. Items reported were:
             Item  5.  Other  Events
             Item  7.  Financial  Statements  and  Exhibits

         The Company filed Form 8-K with date of March 31, 2000. Items reported were:
             Item  5.  Other  Events
             Item  7.  Financial  Statements  and  Exhibits

*Items  1,  2,  3,  4  and  5  are  not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Delta  Woodside  Industries,  Inc.
                                            ----------------------------------
                                            (Registrant)




Date      May 16, 2000                      /s/  David  R.  Palmer
      ---------------------                 ----------------------
                                            David  R.  Palmer
                                            Controller
                                            (Authorized signatory and chief
                                            accounting  officer)