Form 10-K
period 2000-07-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2000-09-29
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal  year  ended  July  1,  2000

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ___________  to  ____________

Commission  File  Number  1-10095
                          -------

                         DELTA WOODSIDE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South  Carolina                            57-0535180
  --------------------------          ---------------------------------------
  (State  of  Incorporation)          (I.R.S.  Employer  Identification  No.)

   100  Augusta  Street
  Greenville,  South  Carolina                                 29601
---------------------------------------                     ----------
(Address of principal executive offices)                    (Zip code)

                                  864/255-4100
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                 Name  of  each  exchange
  Title of each class                               on which registered
----------------------                          --------------------------

     Common  Stock,  Par  Value $.01                   New York Stock Exchange
     Common  Stock  Purchase  Rights                   New York Stock Exchange

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

                 Yes   X               No
                     -----                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or  any  amendment  to  this  Form  10-K  [    ].

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 20, 2000 was :

     Common  Stock,  $.01  par  value  -  $25,577,265

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 20, 2000 was:

     Common  Stock,  par  value  $.01  -  24,156,625

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended July 1, 2000 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 7, 2000 are incorporated by reference into Part III.

Item  I  Business
-----------------

     The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, that address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

     The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

     The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

GENERAL

     Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 100 Augusta Street, Greenville, South Carolina 29601 (telephone number:
864-255-4100). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

     Until June 30, 2000, the Company had two apparel businesses and a textile fabrics business. One of the apparel businesses was conducted by the Company's Delta Apparel Company division, a vertically integrated supplier of knit apparel, particularly T-shirts, sportswear and fleece goods. The other apparel business was conducted by the Company's Duck Head Apparel Company division, which designed, sourced, produced, marketed and distributed boys' and men's value-oriented casual sportswear. The textile fabrics business was conducted by the Company's Delta Mills Marketing Company division, which engages in the manufacture and sale of a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers and private label apparel manufacturers.

     During fiscal 2000, the Company's board of directors determined that it was in the best interest of the Company and its shareholders to separate the three businesses into three independent companies. In May of 2000, the Company internally reorganized its business operations such that (i) all of the assets and operations of the Delta Apparel Company division were transferred to a newly-formed direct subsidiary of the Company named Delta Apparel, Inc.

("Delta Apparel") or to a subsidiary of Delta Apparel,(ii) all of the assets and operations of the Duck Head Apparel Company division were transferred to another newly-formed direct subsidiary of the Company named Duck Head Apparel Company, Inc. ("Duck Head") or to a subsidiary of Duck Head, and (iii) the Company's subsidiary Delta Mills, Inc., which includes all of the assets and operations of the Delta Mills Marketing Company division, became a direct subsidiary of the Company.

      On June 30, 2000, the Company simultaneously spun-off Delta Apparel and Duck Head. All of the outstanding common stock of Delta Apparel and all of the outstanding common stock of Duck Head were distributed to the shareholders of the Company pro rata based on their record ownership on June 19, 2000 of the Company's common stock.

     The description of the Distribution Agreement and the Tax Sharing Agreement related to the spin-offs that is contained in the portion of the Company's definitive proxy statement incorporated by reference into Part III of this Form 10-K under the heading "Related Party Transactions - Relationships or Transactions With Delta Apparel and Duck Head - Agreements Between the Company, Delta Apparel and Duck Head" is incorporated herein by reference.

     In connection with the spin-offs, E. Erwin Maddrey, II resigned as President and Chief Executive Officer of the Company (though he remains a director of the Company), Jane H. Greer resigned as Vice President and Secretary of the Company, David R. Palmer resigned as Controller of the Company and Brenda
L.  Jones  resigned  as  Assistant  Secretary  of  the  Company.

     During fiscal 1998 the Company made the decision to exit the knit textile market by closing its Stevcoknit Fabrics Company operating division. Also during fiscal 1998 the Company made the decision to exit the fitness equipment (Nautilus International) business. Delta Apparel, Duck Head Apparel, Stevcoknit Fabrics Company and Nautilus International have been classified and reported as discontinued operations. Most of the liquidation of Stevcoknit Fabrics Company was completed in fiscal 1998. The Nautilus International business was sold in January 1999.

     Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

PRODUCTS,  MARKETING  AND  MANUFACTURING

     The Company produces woven textile fabrics through its Delta Mills (formally named the Delta Mills Marketing Co.) operating division. With the classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

     Woven textile fabrics produced for sale by the Company are manufactured from cotton, wool or synthetic fibers or from synthetic filament yarns. Cotton and wool are purchased from numerous suppliers. Synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns.

In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes.

     The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including The Gap, Levi Strauss, Haggar Corp., the Wrangler and Lee divisions of V.F. Corporation, Farah Incorporated, Kellwood Company and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers and Haggar Corp.'s Wrinkle-Free . Other apparel items manufactured with the Company's woven fabrics include women's chinos pants, women's blazers, career apparel (uniforms) and battle dress camouflage military uniforms. Net sales of woven fabrics were $249 million, $314 million, and $343 million during fiscal 2000, 1999, and 1998 respectively. The Company had three customers, Levi Strauss, Haggar Corp. and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers were $109 million, $150 million, and $136 million for fiscal 2000, 1999, and 1998 respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

     The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long term growth. The Company sells and distributes its fabrics through a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating from Atlanta, Chicago, Dallas, Los Angeles, San Francisco and Mexico.

     During fiscal years 2000, 1999and 1998, approximately 83%, 78% and 70%, respectively, of the Company's finished woven fabric sales are of fabrics made from cotton or cotton/synthetic blends, while approximately 17%, 22% and 30%, respectively, of such sales are of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The Company's woven finished fabrics plants are currently operating at less than full capacity.

     During fiscal year 2000 the Company also produced a variety of unfinished light-weight woven fabrics that were sold to converters of finished products. Due to import pressure, the unfinished fabrics business was discontinued and replaced with more profitable product lines. This move away from the unfinished fabric production was completed in the first half of fiscal 2000.

RAW  MATERIALS

     The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Cotton is acquired from several suppliers. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.661 in fiscal year 2000 as compared to $.770 in fiscal year 1999, and as compared to $.817 in fiscal year 1998. As of July 1, 2000 the Company had contracted to purchase about 85% and had fixed the price for approximately 67% of its expected cotton requirements for fiscal year 2001. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected as there can be no assurance that it would be able to pass along these increased costs to its customers.


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

     The Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company maintains its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

     The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes it is one of only two finishers successful in printing camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. Additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

     Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. NAFTA has effectively eliminated or substantially reduced tariffs on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. Section 807 provides for the duty free treatment of United States origin components used in the assembly of imported articles. The result is that duty is assessed only on the value of any foreign components that may be present and the labor cost incurred offshore in the assembly of apparel using United States origin fabric components. Because Section 807 creates an incentive to use fabric manufactured in the United States, it is beneficial to the Company and other domestic producers of apparel fabrics. In addition, pursuant to
Section 807A, apparel articles assembled in a Caribbean country, in which all fabric components have been wholly formed and cut in the United States, are subject to preferential quotas with respect to access into the United States for such qualifying apparel, in addition to the significant tariff reduction pursuant to Section 807. A similar program, enacted as a result of NAFTA and referred to as the Special Regime Program, provides even greater benefits (complete duty free, quota free treatment) for apparel assembled in Mexico from fabric components formed and cut in the United States. In contrast, apparel not meeting the criteria of Section 807, Section 807A, or the Special Regime Program, is subject to quotas and/or relatively higher tariffs, except as may result under the Trade and Development Act of 2000, as noted below. If Section 807, Section 807A or the Special Regime Program were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

The Trade and Development Act of 2000 (often referred to as the "CBI Parity Bill") will become effective on October 1, 2000. The Company believes that the provisions of the CBI Parity Bill will have the following effects most relevant to its business:

          -Apparel assembled in most Caribbean nations from fabric formed and cut in the United States of U.S. yarn can enter the United States duty-free;

          -Apparel cut and sewn in most Caribbean nations from fabric formed in the United States of U.S. yarn can enter the United States duty-free so long as it is sewn with U.S. manufactured thread; and

          -Certain limits of apparel made from fabric formed in certain Caribbean nations of U.S. yarn and cut and sewn in those nations can enter the United States duty-free.

Apparel entering the United States under any of these three provisions will not be subject to any quotas that may exist for that specific category of goods. The Company believes that the CBI Parity Bill will give it a competitive advantage relative to fabric manufacturers outside of the United States. Subsequent repeal or adverse alteration of the CBI Parity Bill could put the Company at a serious competitive disadvantage relative to such manufacturers.

The World Trade Organization (which this document refers to as the "WTO"), a new multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This new multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

EMPLOYEES

     The Company has approximately 2,200 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

     At the North Carolina site, the Selling Corporation is listed as a "de Minimis" party, and at the South Carolina site, the Selling Corporation has been listed as an "insolvent" party and would appear to qualify as a "de Minimis" party. The Company believes that the Selling Corporation's share of the liabilities at either of these sites will be immaterial. At the Mississippi site, the PRP group has completed the surface removal action and is investigating soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, latest estimates of costs to clean up the site range up to $4 million. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, has been found in the site's groundwater and at nearby drinking water wells.

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

INDUSTRY  SEGMENT  INFORMATION

With the classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

OTHER

     Information concerning order backlogs in "Management's Discussion and Analysis of Results of Operations and Financial Condition, Results of Operations, Fiscal 2000 Versus Fiscal 1999" incorporated into Item 7 of this Form 10-K is incorporated herein by reference.

Item  2.  PROPERTIES
--------  ----------

    The following table provides a description of Delta Woodside's principal facilities.

                                                   Approximate
                                           Square
          Location                     Utilization    Footage  Owned/Leased
------------------------------------  --------------  -------  -------------
Greenville, SC                        Admin. Offices   17,400     Leased (1)
BEATTIE PLANT, FOUNTAIN INN, SC       SPIN/WEAVE      390,000            (2)
FURMAN PLANT, FOUNTAIN INN, SC        WEAVE           155,000            (2)
ESTES PLANT, PIEDMONT, SC             SPIN/WEAVE      332,000            (2)
DELTA 3 PLANT, WALLACE, SC            DYE/FINISH      555,000            (2)
PAMPLICO/CYPRESS PLANT, PAMPLICO, SC  SPIN/WEAVE      419,000            (2)
DELTA 2 PLANT, WALLACE, SC            DYE/FINISH      347,000            (2)
CATAWBA PLANT, MAIDEN, NC             SPIN            115,000      OWNED

(1)     Lease expires in December 2003 with the right to renew for an additional five-year  period.
(2)     The  title  to  these  facilities and substantially  all  of  the  equipment located  in  these  facilities  is held by  three  South  Carolina  counties
        under   a   fee-in-lieu-of-taxes  arrangement,  which   has  the  effect  of
        substantially reducing the  Company's  property  taxes  in  South  Carolina.
        Although  the  Company can reacquire  such  property  at  a  nominal  price, this  would currently cause a significant increase in the amount of property taxes paid by the Company.

     Except as noted above, all of the above facilities are owned by the Company's Delta Mills, Inc. subsidiary, subject in certain cases to various outstanding security interests.

     Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires September 1, 2003. Sales offices are leased in or near New York, Chicago, Newport Beach, San Francisco, Dallas and Los Angeles under leases expiring through December 2004.

     At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

     The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

     The Company's accounts receivable and inventory, and certain other intangible property (including the capital stock of Delta Mills, Inc. and its subsidiary) secure the credit facility of the Company's wholly owned subsidiary, Delta Mills, Inc.

Item  3.     LEGAL  PROCEEDINGS
-------------------------------

     On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc., a subsidiary of the Company, accept responsibility for investigating the discharge of hazardous substances at an inactive hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from approximately 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, has declined to undertake any activities concerning the Site, and had not provided for any reserves for costs or liabilities attributable to Park Yarn.

     On January 13, 2000, Marion Mills, LLC, a supplier to the Delta Mills, Inc. subsidiary of the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Delta Mills, Inc. removed the case to federal court in the Western District of North Carolina, Asheville Division, where it is currently pending. Plaintiff seeks actual damages in excess of $1.8 million and consequential and incidental damages in excess of $7.4 million. The actual damages claim is based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim is based on the allegation that Delta Mills, Inc's. failure to pay caused Marion Mills, LLC to shut down its business. The Company's position is that Delta Mills, Inc. paid some of the invoices claimed to be unpaid and did not pay the other invoices because of defects in the goods supplied by the plaintiff (which were returned per the plaintiff's authorization). The Company and Delta Mills, Inc. therefore deny and are vigorously contesting the claims.

     All other litigation to which the Company is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY-HOLDERS
-----------------------------------------------------------------------

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2000 fiscal year.

                                     PART II

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND
-----------------------------------------------------------
                   RELATED  STOCKHOLDER  MATTERS
                   -----------------------------

     The material under the heading "Common Stock Market Prices and Dividends" on the inside back cover of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

     During fiscal 2000, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.

Item  6.     SELECTED  FINANCIAL  DATA
--------------------------------------

     The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

Item  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
--------------------------------------------------------
                  FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS
                   --------------------------------------------------

     The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 5 through 11 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.





Item  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
---------------------------------------------------------------------
           RISK
           ----

     The material under the subheading , "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 10 of the Company's annual shareholders' report for the year ended July 1, 2000 is incorporated herein by reference.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
------------------------------------------------------------

     The consolidated financial statements included on pages 13 through 16 of the Company's annual shareholders' report for the year ended July 1, 2000 are incorporated herein by reference.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
             FINANCIAL  DISCLOSURE
            ----------------------
            Not  applicable.

                                    PART III


Item  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" ,"Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance".

     Effective September 14, 2000 Bettis C. Rainsford resigned as a director of The Company.

Item  11.  EXECUTIVE  COMPENSATION
----------------------------------

     The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
-------------------------------------------------------
           OWNERS  AND  MANAGEMENT
           -----------------------

     The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

Item  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

     The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

PART  IV


Item  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON FORM 8-K
--------------------------------------------------------------------------------

     (a) (1) and (2)     Financial  Statements  and  Financial  Statement
                         ------------------------------------------------
                         Schedules
                          ---------

          The response to this portion of Item 14 is set forth on page F-2 included herein, which response is incorporated herein by reference.

     (3)   Listing  of  Exhibits:*
           ---------------------


2.1 Distribution Agreement by and among Delta Woodside Industries, Inc, DH Apparel Company, Inc. (now named Duck Head Apparel
           Company, Inc.) and Delta Apparel, Inc. (excluding schedules and exhibits): Incorporated by reference to Exhibit 2.1 to the Form 10/A of Delta Apparel, Inc. (File No. 1-15583).

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

3.2 Amended and Restated Bylaws of the Company adopted December 9, 1999: Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K with date of December 9, 1999 and filed with the Securities and Exchange Commission on December 16, 1999.

4.1        See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.1.5 and 3.2.

4.2        Specimen of Certificate for the Company's Common Stock
           Incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, File No. 33-42710
           (the "Form S-3").

4.3.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to
           Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000

4.3.1.1 Letter, dated July 28, 2000, amending Revolving Credit and Security Agreement.

4.3.2 Guarantee, dated as of March 31, 2000, of Delta Mills Marketing, Inc. in favor of GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

4.3.3 General Security Agreement, dated as of March 31, 2000, between Delta Mills Marketing, Inc. and GMAC Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

4.3.4 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Alchem Capital Corporation in favor of GMAC Commercial Credit
           LLC as agent: Incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000.

4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent:
           Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000

4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent.

4.4 Indenture, dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due
           2007, with The Bank of New York, as Trustee, together with forms of certain related instruments, agreements and documents: Incorporated by reference to Exhibit 4.2.6 to Form 8-K/A of the Company with date of September 25, 1997.

4.5 Rights Agreement, dated as of December 10, 1999, between the Company and First Union National Bank, which includes, as Exhibit A, the Form of Rights Certificate and, as Exhibit B, the Summary of Rights to Purchase Common Stock: Incorporated by reference to
           Exhibit 4.1 to the Company's Current Report on Form 8-K with date of December 9, 1999 and filed with the Securities and Exchange Commission on December 16, 1999.

4.5.1      Amendment No. 1 to Shareholders Rights Agreement, dated as of
           March 15, 2000, between the Company and First Union National
           Bank: Incorporated by reference to the Company's Current Report on Form 8-K dated March 15, 2000 and filed with the Securities and Exchange Commission on April 3, 2000.

4.6 The Company hereby agrees to furnish to the Commission upon request of the Commission a copy of any instrument with respect to long-term debt not being registered in a principal amount less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

10.1 Lease, dated September 1, 1998 and between Hammond Square, Ltd. and the Company: Incorporated by reference to exhibit 10.1 to the Company's Form 10-K for the fiscal year ended July 3, 1999.

10.1.1 Letter terminating lease between 233 N. Main, Inc. (formerly named Hammond Square, Ltd.) and the Company.

10.2** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000.

10.3** Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the fiscal quarter ended March 31, 1990.

10.3.1** 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995: Incorporated by

10.3.2** 1997 Amendment to Incentive Stock Award Plan effective as of November 6, 1997: Incorporated b

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

10.4.4** 1995 Amendment to the Stock Option Plan effective as of November 9, 1995: Incorporated by referenc

10.4.5** 1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to

10.4.6**   Amendment to Stock Option Plan adopted April 25, 2000:
           Incorporated by reference to Exhibit 10.4.6 to the Company's Form 10-Q for the fiscal quarter ended April 1, 2000.

10.4.7**   Amendments to Stock Option Plan.

10.5 Stock Transfer Restrictions and Right of First Refusal Agreement between the Company and E. Erwin Maddrey, II: Incorporated by reference to Exhibit 10.2 to the December 1990 10-Q.

10.5.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with E. Erwin Maddrey, II, dat

10.6 Stock Transfer Restrictions and Right of First Refusal Agreement between the Company and Bettis C. Rainsford: Incorporated by reference to Exhibit 10.3 to the December 1990 10-Q.

10.6.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with Bettis C. Rainsford, dated June 14, 2000.

10.7** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off Delta Woodside Industries, Inc, plan participants.

10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7.

10.7.2**   Form of Amendment of Stock Options by and between Delta
           Woodside Industries, Inc. and certain pre-spin-off plan participants.

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

10.9.1**   Amendments of Delta Woodside Industries, Inc. Long Term Incentive
           Plan.

10.9.2** Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term Incentive Plan, dated in June, 2000.

10.10**    2000 Stock Option Plan of Delta Woodside Industries, Inc.

10.11**    2000 Incentive Stock Award Plan of Delta Woodside Industries, Inc.

10.12**    Letter dated December 14, 1998 to Robert W. Humphreys:
           Incorporated by reference to Exhibit 10.10 to the form 10-Q/A of the Company for the quarterly period ended December 26, 1998 (the "December 1998 10-Q").

10.12.1**  Letter dated April 22, 1999 to Robert W. Humphreys:  Incorporated by
           reference to exhibit 10.12.1 to the Companys Form 10-K for the fiscal year ended July 3, 1999.

10.13** Letter dated December 14, 1998 to Jane H. Greer: Incorporated by reference to Exhibit 10.11 to the December 1998 10-Q.

10.14**    Letter dated June 28,2000 to William F. Garrett

10.15** Election and Release Form for the Severance Plan for Salaried Employees of Delta Woodside Industries, Inc., and its Adopting Subsidiaries with Bettis C. Rainsford

10.16      Letter terminating lease with Bettis C. Rainsford.

10.17 Tax Sharing Agreement, dated as of June 30, 2000, by and among Delta Woodside Industries, Inc., Duck Head Apparel
           Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Company with date of June 30, 2000.

10.18      See Exhibits  4.3.1, 4.3.1.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6
           and 4.4.

13 Annual Report to Shareholders of the Company for the fiscal year ended July 1, 2000.

21         Subsidiaries of the Company.

23.1 Report on Schedules and Independent Auditors' Consent for the years ended July 1, 2000, July 3, 1999 and June 27,1998.

* All reports previously filed by the Company with the Commission pursuant to the Exchange Act, and the rules and

**         This is a management contract or compensatory plan  or  arrangement.


     The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or exhibit to any of the above filed exhibits upon request of the Commission.

     (b)  Reports  on  Form  8-K
          ----------------------

          The Company filed a Form 8-K with date of May 25, 2000. Items reported were:
               Item 5. Other events

               Item 7. Financial statements and exhibits

          The Company filed a Form 8-K with date of June 8, 2000. Items reported were:
               Item 5. Other events

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

                                   DELTA  WOODSIDE  INDUSTRIES,  INC.
                                   (Registrant)


     September 28, 2000             By: /s/ William  F.  Garrett
----------------------------------  ------------------------------
                Date                William  F.  Garrett
                                    President,  Chief  Executive  Officer
                                    and  Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ C. C. Guy       9/25/2000              /s/  William  F.  Garrett 9/28/2000
-------------------------------            -------------------------------------
C.  C.  Guy           Date                 William F. Garrett             Date
Director                                   President,  Chief  Executive  Officer
                                           and  Director

/s/  James  F.  Kane  9/28/2000            /s/  William H. Hardman, Jr 9/25/2000
-------------------------------            -------------------------------------
James  F. Kane        Date                 William H. Hardman, Jr.        Date
Director                                   Vice  President, Treasurer and Chief
                                           Financial  Officer

/s/  Max  Lennon    9/27/2000              /s/  Donald  C.  Walker  9/25/2000
-------------------------------            -------------------------------------
Max  Lennon           Date                 Donald  C.  Walker             Date
Director                                   Controller

/s/  E.  Erwin  Maddrey 9/28/2000
-------------------------------
E. Erwin Maddrey, II  Date
Director

/s/  Buck A. Mickel   9/27/2000
-------------------------------
Buck  A.  Mickel        Date
Director

                                 EXHIBIT INDEX

ANNUAL  REPORT  ON  FORM  10-K

ITEM  14(a)  (1)  and  (2),  (c)  and  (d)

LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES

CERTAIN  EXHIBITS

FINANCIAL  STATEMENT  SCHEDULES

YEAR  ENDED  JULY  1,  2000

DELTA  WOODSIDE  INDUSTRIES,  INC.

GREENVILLE,  SOUTH  CAROLINA

FORM  10-K--ITEM  14(a)(1)  AND  (2)


DELTA  WOODSIDE  INDUSTRIES,  INC.

LIST  OF  FINANCIAL  STATEMENTS  AND  FINANCIAL  STATEMENT  SCHEDULES


The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 1, 2000 are incorporated by reference in
Item  8:

     Consolidated balance sheets- July 1, 2000 and July 3, 1999.

     Consolidated statements of operations--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

     Consolidated statements of shareholders' equity--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

     Consolidated statements of cash flows--Years ended July 1, 2000, July 3, 1999 and June 27, 1998.

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

                                                                  (in thousands)
CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
                                                                    July 1, 2000     July 3, 1999
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $        1,098   $       3,519
                                                                   ---------------  --------------
  Accounts receivable                                                         227              49
     Less allowances for doubtful accounts and returns                          0              10
                                                                   ---------------  --------------
                                                                              227              39

  Deferred income taxes                                                     2,068
  Prepaid expenses and other current assets                                 4,867             595
                                                                   ---------------  --------------
                                TOTAL CURRENT ASSETS                        8,260           4,153
PROPERTY, PLANT AND EQUIPMENT, at cost                                      1,342           1,341
     Less accumulated depreciation                                          1,310           1,209
                                                                   ---------------  --------------
                                                                               32             132

INVESTMENT IN SUBSIDIARIES                                                 47,815          74,202
ADVANCES TO/(FROM) SUBSIDIARIES                                            14,862          73,696
DEFERRED INCOME TAXES                                                      12,963
OTHER ASSETS                                                                1,237           2,872
                                                                   ---------------  --------------
   TOTAL ASSETS                                                    $       85,169   $     155,055
                                                                   ---------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term bank debt                                             $            0   $       1,678
  Accounts payable and accrued liabilities                                  3,952          17,265
  Deferred income taxes                                                         0             584
                                                                   ---------------  --------------
                    TOTAL CURRENT LIABILITIES                               3,952          19,527

DEFERRED INCOME TAXES                                                           0             941
OTHER LIABILITIES AND DEFERRED CREDITS                                        312             607
SHAREHOLDERS' EQUITY
  Preferred Stock                                                               0               0
  Common Stock -- par value $.01 a share -- authorized
     50,000,000 shares, issued and outstanding 23,999,000 shares
      (2000) and 23,792,000 shares (1999)                                     240             238
  Additional paid-in capital                                               86,145         160,863
  Retained earnings (deficit)                                              (5,480)        (27,121)
                                                                   ---------------  --------------
                                                                           80,905         133,980
COMMITMENTS AND CONTINGENCIES
      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                    $       85,169   $     155,055

See notes to condensed financial statements.


CONDENSED STATEMENTS OF OPERATIONS                                  (in thousands)
Delta Woodside Industries, Inc.
                                                                                    Year Ended
                                                                   July 1, 2000     July 3, 1999    June 27, 1998

Net sales                                                          $            0   $         728   $        1,138
Cost of goods sold                                                              8             761            1,075
                                                                   ---------------  --------------  ---------------
Gross profit (loss)                                                            (8)            (33)              63
Selling, general and administrative (expenses)                             (7,704)         (2,977)            (552)
Equity in income (loss) of subsidiaries                                    15,654         (46,140)         (41,085)
Other income (expense)                                                         29              18              107
                                                                   ---------------  --------------  ---------------
  OPERATING PROFIT (LOSS)                                                   7,971         (49,132)         (41,467)
Interest (expense) income:
  Interest expense                                                           (476)         (1,430)          (5,218)
  Interest income                                                           6,637          10,011           19,234
                                                                   ---------------  --------------  ---------------
                                                                            6,161           8,581           14,016

 INCOME (LOSS) BEFORE INCOME TAXES                                         14,132         (40,551)         (27,451)
Income tax expense (benefit)                                               (7,509)         (1,156)          16,300
                                                                   ---------------  --------------  ---------------
NET INCOME (LOSS)                                                          21,641         (39,395)         (43,751)


Basic and diluted earnings (loss) per share                        $         0.91          ($1.63)          ($1.78)

Weighted average number
  of shares outstanding                                                    23,651          24,149           24,575
                                                                   ===============  ==============  ===============

See notes to condensed financial statements.


CONDENSED STATEMENTS OF CASH FLOWS                                  (in thousands)
Delta Woodside Industries, Inc.

                                                                                    Year Ended
                                                                   July 1, 2000     July 3, 1999    June 27, 1998

OPERATING ACTIVITIES
  Net income (loss)                                                $       21,641        ($39,395)        ($43,751)
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Equity in net (income) loss of subsidiaries                          (15,654)         46,140           41,085
     Provision for deferred income taxes                                  (16,556)          1,208             (428)
     Other                                                                  1,392             204              168
     Changes in operating assets and liabilities                            2,384            (435)          14,927
                                                                   ---------------  --------------  ---------------

NET CASH (USED)  PROVIDED BY OPERATING  ACTIVITIES                         (6,793)          7,722           12,001

INVESTING ACTIVITIES
  Dividends received from subsidiaries                                          0           7,500            8,000

NET CASH PROVIDED BY INVESTING ACTIVITIES                                       0           7,500            8,000

FINANCING ACTIVITIES
  Proceeds (repayments) from revolving lines of credit                    ($1,678)        ($9,430)       ($214,392)
  Net advances from subsidiaries                                            7,375           2,094          197,008
  Dividends paid                                                                0          (2,419)          (2,460)
  Repurchase common stock                                                  (1,030)         (4,520)
  Other                                                                      (295)            747              411
                                                                   ---------------  --------------  ---------------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                            4,372         (13,528)         (19,433)
                                                                   ---------------  --------------  ---------------

                INCREASE (DECREASE) IN CASH AND
                                          CASH EQUIVALENTS                 (2,421)          1,694              568

Cash and cash equivalents at beginning of year                              3,519           1,825            1,257
                                                                   ---------------  --------------  ---------------


 CASH AND CASH EQUIVALENTS AT END OF YEAR                          $        1,098   $       3,519   $        1,825
                                                                   ===============  ==============  ===============

See notes to condensed financial statements.

NOTES  TO  CONDENSED  FINANCIAL  STATEMENTS
Delta  Woodside  Industries,  Inc.

The accompanying financial statements of Delta Woodside Industries, Inc. should be read in conjunction with the consolidated financial statements of Delta
Woodside  Industries  and  its  consolidated  subsidiaries.

BASIS OF PRESENTATION: Delta Woodside Industries Inc. is the top parent of subsidiaries which are engaged in the manufacture, sale and distribution of textile products. Through June 30, 2000, Delta Woodside was also the top parent of subsidiaries which were engaged in the manufacture, sale and distribution of apparel products. On June 30, 2000, Delta Woodside spun-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head subsidiaries. These spin-off transactions followed a subsidiary restructuring which involved, among other things, contributions of advances to subsidiaries to the capital of the subsidiaries, the transfer of certain tax attributes, and the merger of the Alchem Capital Corporation subsidiary into Delta Woodside. Since these were non-cash transactions, amounts presented in the Condensed Statements of Cash Flows are net of the changes resulting from these transactions. Delta Woodside's investments in its subsidiaries are reported in these condensed financial statements using the equity method of accounting.

LONG TERM DEBT: A subsidiary of Delta Woodside has unsecured senior notes and a bank credit facility outstanding. See Note D to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital". The senior notes and the credit facility contain restrictions which, among other things, limit the subsidiary from paying cash dividends to Delta Woodside. Generally, with certain exceptions, dividends and certain other restricted payments are limited to $12.5 million plus 50% of cumulative net income of the subsidiary from the beginning of fiscal 1998. Additionally, dividends and other restricted payments are not permitted in any instance where such payment would cause non-compliance with any other restrictive covenant. As of July 1, 2000 approximately $1.8 million was available under the cumulative net income test. As of July 1, 2000, net assets of the subsidiary totaling approximately $56 million were restricted from distribution.

                                                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                         DELTA WOODSIDE INDUSTRIES, INC.

           COL.  A                            COL.  B         COL.  C           COL.  D                 COL.  E

                                              Balance at               ADDITIONS
                                                          -------------------------------------
          DESCRIPTION                         Beginning          (1)              (2)            Deductions  Balance at End
                                               of Period  Charged to Costs  Charged to Other     Describe    of Period
                                                              and Expenses  Accounts-Describe

Deducted from asset accounts
   Allowance for doubtful accounts and returns:

Year ended July 1, 2000                       $  287,000                                         $  114,000(2)   $   173,000
                                              ==========                                        ===============  ===========
Year ended July 3, 1999                       $  246,000                     $   49,000(1)                       $   287,000
                                              ==========                     =============                       ===========

Year ended June 27, 1998                      $  128,000                     $  118,000(1)                       $   246,000
                                              ==========                     =============                       ===========


 Inventory reserves:
Year ended July 1, 2000                       $1,347,000                                        $      9,000(2)  $ 1,338,000
                                              ==========                                        ===============  ===========

Year ended July 3, 1999                       $3,452,000                                        $   2,105,000(2)  $ 1,347,000
                                              ==========                                        ================  ===========

Year ended June 27, 1998                      $2,638,000  $ 814,000                                               $ 3,452,000
                                              ==========  =========                                               ===========
NOTES:

(1)     Net  change  in  sales  allowances  charged  to  income  as  a  reduction  of  sales.
(2)     Deducted  from  costs  and  expenses.