Form 10-Q
period 2000-09-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2000-11-14
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  September  30,  2000

                               OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ______________  to   ____________

Commission  File  number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               SOUTH  CAROLINA                        57-  0535180
            ---------------------                    --------------
    (State  or  other  jurisdiction  of             (I.R.S.  Employer
     Incorporation  or  organization)              Identification  No.)

100  Augusta  Street
Greenville,  South  Carolina                     29601
----------------------------               --------------
(Address of principal executive offices)       (Zip Code)


                                864\255-4100
                                ------------
              (Registrant's telephone number, including area code)

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

Common  Stock,  $.01  Par  Value-24,156,625  shares  as  of  November  14,  2000

                                      INDEX

DELTA WOODSIDE INDUSTRIES, INC.

PART I.  FINANCIAL INFORMATION
------------------------------
                                                                   Page
                                                                   ----
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--
September 30, 2000 and July 1, 2000                                 3-4

Condensed consolidated statements of operations--
Three months ended  September 30, 2000 and
October 2, 1999                                                       5

Condensed consolidated statements of cash flows
Three months ended  September 30, 2000 and
October 2, 1999                                                       6

Notes to condensed consolidated financial
statements- September 30, 2000                                      7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations            8-9

Item 3.    Quantitative and Qualitative Disclosures about Market     10
           Risk

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                         11

Item 2.    Changes in Securities and Use of Proceeds                 11

Item 3.    Defaults upon Senior Securities                           11

Item 4.    Submission of Matters to a Vote of Securities Holders     11

Item 5.    Other Information                                         11

Item 6.    Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                           13

PART  I.  FINANCIAL  INFORMATION
--------------------------------

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS

                                                             September 30,  July 1,
                                                                   2000      2000
                                                                 --------  --------
                                                               (Unaudited)
                                                                   (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $  7,297  $ 19,385
  Accounts receivable:
    Factor                                                         66,280    71,897
    Less allowances for doubtful accounts and returns                 171       173
                                                                 --------  --------
                                                                   66,109    71,724

  Inventories:
    Finished goods                                                  7,871     4,916
    Work in process                                                31,778    31,324
    Raw materials and supplies                                      8,368     7,679
                                                                 --------  --------
                                                                   48,017    43,919

  Deferred income taxes                                             3,302     3,288
  Prepaid expenses and other current assets                           554       537
                                                                 --------  --------
                         TOTAL CURRENT ASSETS                     125,279   138,853

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                            163,532   163,012
  Accumulated depreciation                                         74,380    71,632
                                                                 --------  --------
                                                                   89,152    91,380

Deferred Loan Costs and Other Assets                                5,313     7,613
                                                                 --------  --------
                                                                 $219,744  $237,846
                                                                 ========  ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEET--Continued


                                                           September 30,  July 1,
                                                                2000       2000
                                                              ---------  ---------
                                                            (Unaudited)
                                                                 (In thousands)
LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                        14,927     14,611
  Accrued employee compensation                                  1,767      3,649
  Accrued and sundry liabilities                                13,504     17,478
                                                              ---------  ---------
                    TOTAL CURRENT LIABILITIES                   30,198     35,738

LONG-TERM DEBT                                                  99,425    115,078
DEFERRED COMPENSATION                                            6,237      6,125

SHAREHOLDERS' EQUITY
Preferred Stock
Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
    24,156,000 shares at September 30, 2000 and
    23,999,000 shares at July 1, 2000                              240        240
  Additional paid-in capital                                    86,145     86,145
  Accumulated deficit                                           (2,501)    (5,480)
                                                              ---------  ---------
                    TOTAL SHAREHOLDER'S EQUITY
                                                                83,884     80,905
COMMITMENTS AND CONTINGENCIES
                                                              $219,744   $237,846
                                                              =========  =========

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)

                                                               Three Months Ended
                                                               ------------------
                                                          September 30,  October 2,
                                                                 2000      1999
                                                               --------  --------
                                                      (In thousands, except per share data)
Net Sales                                                      $63,199   $57,306
Cost of goods sold                                              53,925    51,205
                                                               --------  --------
   Gross profit on sales                                         9,274     6,101
Selling, general and administrative expense                      3,341     3,763
Other income (expense)                                             375        45
                                                               --------  --------
                   OPERATING PROFIT                              6,308     2,383
Interest expense (income):
  Interest expense                                               2,971     4,542
  Interest (income)                                               (285)     (175)
                                                               --------  --------
                                                                 2,686     4,367

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES & EXTRAORDINARY ITEM                       3,622    (1,984)
Income tax expense (benefit)                                     1,286      (545)
                                                               --------  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY ITEM                                      2,336    (1,439)

Extraordinary gain on early retirement of debt (net of taxes)      639

Income from discontinued operations
  less applicable income taxes                                       0     1,563
                                                               --------  --------

NET INCOME                                                     $ 2,975   $   124
                                                               ========  ========

Basic and diluted earnings (loss) per share:
  Continuing operations                                        $  0.10   $ (0.06)
                                                               ========  ========
  Extraordinary Gain                                           $  0.02   $  0.00
                                                               ========  ========
  Discontinued operations                                      $  0.00   $  0.07
                                                               ========  ========
  Net earnings                                                 $  0.12   $  0.01
                                                               ========  ========

Weighted average shares outstanding                             24,148    23,799
                                                               ========  ========

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Three Months Ended
                                                September 30,  October 2,
                                                      2000      1999
                                                   ---------  --------
                                                     (In thousands)
OPERATING  ACTIVITIES
Net Income                                         $  2,975   $   124

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                    16,871
    Depreciation                                      2,748     2,653
    Amortization                                        106       173
    Decrease in deferred loan costs                     392
    Gain on early retirement of debt                 (1,383)
    Provision for deferred income taxes               1,503
    Changes in operating assets and liabilities      (4,073)    1,243
    Other                                              (234)      428
                                                   ---------  --------

NET CASH PROVIDED BY OPERATING ACTIVITIES             2,034    21,492

INVESTING ACTIVITIES
  Property, plant and equipment purchases              (919)   (1,578)
  Proceeds of dispositions of assets                    452         1
  Investing activities of discontinued operations                 (44)
  Other                                                 615        (4)
                                                   ---------  --------
NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                  148    (1,625)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                      85,520
  Repayments on revolving lines of credit                     (87,198)
  Scheduled principal payments of long-term debt                  (87)
  Repurchase and retirement of long-term debt       (14,270)        0
  Other                                                          (158)
                                                   ---------  --------

NET CASH (USED) BY FINANCING ACTIVITIES             (14,270)   (1,923)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  (12,088)   17,944

Cash and cash equivalents at beginning of quarter    19,385    14,066
                                                   ---------  --------

CASH AND CASH EQUIVALENTS AT END OF
QUARTER                                            $  7,297   $32,010
                                                   =========  ========

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

September  30,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.


NOTE  B-INCOME  TAXES

The effective income tax rate on income from continuing operations for the three months ended September 30, 2000 is 35.5%, compared to a tax benefit of 27.5% for the prior year quarter.

NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

A subsidiary of the Company, Delta Mills, Inc., has obtained a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and September 30, 2000, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility.

During the quarter ended September 30, 2000, the Company's Delta Mills, Inc. subsidiary acquired for $14,270,480 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $15,653,000. The Company recognized an extraordinary gain on the early retirement of debt of $639,000 net of taxes of $352,000.

In October 2000, the Company acquired for the sum of $3,664,810 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $4,063,000.

NOTE  D  -  SPIN-OFF  TRANSACTION  AND  DISCONTINUED  OPERATIONS

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. This transaction was completed on June 30, 2000. Since these businesses are no longer a part of the Company, the results of these segments have been reclassified and reported as discontinued operations.

As a result of the history of operating losses at Stevcoknit Fabrics' knitting and knit finishing plants, and at the Nautilus fitness equipment business, the Company made the decision on March 3, 1998 to close its Stevcoknit Fabrics division and to sell its Nautilus International division (fitness equipment). Accordingly, operating results for those segments have been reclassified and reported as discontinued operations.

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                               Three Months Ended
                                               ------------------
                                     September 30, 2000   October 2, 1999
                                     -------------------  ----------------
Net Sales                                  $           0  $         45,114
Costs and expenses                                     0            42,959
                                     -------------------  ----------------
Income before income taxes                             0             2,155
Income tax expense                                     0               592
                                     -------------------  ----------------
Income from discontinued operations                    0             1,563
                                     ===================  ================

Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                  Three  Months  Ended
                                              -----------------------------
                                               September 30,    October 2,
                                                   2000            1999
                                              -----------------------------
Net income from discontinued operations       $             0  $     1,563

Depreciation                                                0        2,501
Amortization                                                0            0
Other                                                       0            5
Changes in operating assets and liabilities                 0       14,365
                                              ---------------  ------------
  Subtotal                                                  0       16,871
                                              ---------------  ------------
Net cash provided by operating activities                   0       18,434

Property, plant and equipment purchases                     0         (140)
Proceeds of dispositions                                    0           95
Other                                                       0            1
                                              ---------------  ------------
Net cash (used) by investing activities                     0          (44)
                                              ---------------  ------------

Net cash provided by discontinued operations  $             0      $18,390
                                              ===============  ============

NOTE  E  -  SEGMENT  INFORMATION

The Company's only operating division, Delta Mills, engages in the manufacture and sale of a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers and private label manufacturers.

The following tables summarize information about segment profit and loss for the three months ended September 30, 2000 and October 2, 1999 and at September 30, 2000 and October 2, 1999, respectively:

Three Months Ended                        Discontinued  Corporate
September 30, 2000    Delta Mills          Operations   and Other       Total
------------------  -------------------  -------------  -----------  ----------
Net Sales           $            63,199  $           0  $         0  $   63,199
Operating Profit                  6,306              0            2       6,308
Total Assets at
September 30, 2000  $           212,669  $           0  $     7,075  $  219,744
                    ===================  =============  ===========  ==========

Three Months Ended                       Discontinued   Corporate
October 2, 1999     Delta Mills           Operations    and Other       Total
------------------  -------------------  -------------  -----------  ----------
Net Sales           $            57,306  $           0  $         0  $   57,306
Operating Profit                  3,401              0       (1,018)      2,383
Total Assets at
October 2, 1999     $           232,211  $      91,822  $     8,890  $  332,923
                    ===================  =============  ===========  ==========

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

The Company, through its Delta Mills operating division, sells a broad range of finished apparel fabric primarily to branded apparel manufactures and resellers. Delta Mills represents the only business segment of the Company.

Net sales from continuing operations in the first quarter of fiscal year 2001 were $63.2 million as compared to $57.3 million in the first quarter of the prior fiscal year, an increase of 10%. The increase was due principally to an increase in unit sales of cotton products as a result of improved market conditions.

Gross profit from continuing operations increased to $9.3 million and 14.7% of sales in the first quarter of fiscal year 2001. This compares to gross profit from continuing operations of $6.1 million and 10.6% of sales in the prior year quarter. The increase in gross profit margin was the result of increased sales and increased capacity utilization associated with cotton products. Also contributing to the increase in gross profit margin was the reduction in cost associated with the downsizing of the synthetic product line that occurred during the first part of fiscal year 2000.

Selling, general and administrative expenses (SG&A) were $3.3 million and 5.3% of sales for the first quarter of fiscal year 2001 compared to SG&A of $3.8 million and 6.5% of sales for the prior year quarter. The decrease in SG&A was directly related to the reduction in corporate management overhead.

Income from continuing operations was $2.3 million for the first fiscal quarter of fiscal year 2001 compared to a loss of $1.4 million in the prior year quarter. The increase of $3.7 million was the result of the increase in gross profit and the decrease in SG&A as described above coupled with a reduction in interest expense due to lower debt levels associated with the extinguishment of a portion of Delta Mills, Inc.'s senior note debt. On a per share basis, income from continuing operations for the current quarter was $.10 per share on 24,148,000 average shares outstanding as compared to a loss of $.06 per share on 23,799,000 average shares outstanding in the same quarter of the prior fiscal year.

Extraordinary gain, net of taxes of $352,000, was $639,000 in the current year quarter. The extraordinary gain occurred when the Company's Delta Mills, Inc. subsidiary purchased $15.7 million face amount of its 9 5/8% Senior Notes for $14.2 million. There was no extraordinary gain in the prior year quarter. In October 2000, the Company acquired for the sum of $3,664,810 an additional portion of its 9 5/8% Senior Notes, the aggregate principal face amount of which was $4,063,000.

Net income was $3.0 million for the quarter ended September 30, 2000 compared to net income of $124,000 in the prior year quarter. The prior year quarter net income included income of $1.6 million from discontinued operations. There was no impact from discontinued operations for the current year quarter. See Note-D to the financial statements for a description of the discontinued operations for the prior year quarter.

The Company's order backlog at September 30, 2000 was $76.4 million, a 29% increase over the backlog of $59.2 million at October 2, 1999. The increase was spread throughout all product lines.

The Company believes that cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

In June 1998, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard, as subsequently amended by SFAS Nos. 137 and 138, requires the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. On July 2, 2000, the Company adopted the new standard. The Company's management has determined that its cotton buying contracts meet the criteria for exclusion under the normal purchases and normal sales exemption and are not considered derivatives; therefore, the Company had no financial statement impact from the adoption of the standard.

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 30, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.7 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.   Legal  Proceedings*

Item  2.   Changes  in  Securities  and  Use  of  Proceeds*

Item  3.   Defaults  upon  Senior  Securities*

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

               The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 7, 2000:


Election of                                                       Broker
Directors             For       Against   Withheld   Abstentions  Nonvotes
-----------------  ----------  ---------  ---------  -----------  --------
W. F. Garrett      20,144,247  N/A        3,133,574  N/A          N/A
C. C. Guy          20,106,310  N/A        3,171,511  N/A          N/A
J. F. Kane         20,109,809  N/A        3,168,012  N/A          N/A
M. Lennon          20,108,409  N/A        3,169,412  N/A          N/A
E. E. Maddrey, II  20,076,131  N/A        3,201,690  N/A          N/A
B. A. Mickel       17,656,009  N/A        5,621,812  N/A          N/A

Approval of
The 2000 Stock
Option Plan        13,875,182  6,260,267    171,543  N/A          2,970,829


Approval of
The Incentive
Stock Award Plan   16,179,594  3,952,254    175,145  N/A          2,970,829


Ratification of
Appointment of
KPMG LLP
as Independent
Auditors
For Fiscal 2001    22,935,453    263,019     79,349  N/A          N/A



Item  5.   Other  Information*

Item  6.   Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits  required  by  Item  601  of  Regulation  S-K
       10.10.1 Amendment of 2000 Stock Option Plan of Delta Woodside Industries, Inc. Except to the extent required by Section 14., without the prior approval of the shareholders of the Company the Board (or Committee, as applicable) shall not (i) reprice, replace or regrant through cancellation any Options previously awarded under the Plan or (ii) lower the price per Share at which an Option previously granted under the Plan may be exercised.

(b)  The Company filed Form 8-K with date of July 13, 2000. Items reported were:

       Item  5.  Other  Events

       Item  7.  Financial  Statements  and  Exhibits


The  Company filed Form 8-K with date of August 4, 2000.  Items reported were:

       Item  2.  Disposition  of  Assets

       Item  5.  Other  Events

       Item  7.  Financial  Statements  and  Exhibits

       *Items  1,2,3  and  5  are  not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Delta  Woodside  Industries,  Inc.
                                             ----------------------------------
                                             (Registrant)




Date    November 14, 2000                    /s/  W.  H.  Hardman,  Jr.
      --------------------------             --------------------------
                                             W.H.  Hardman,  Jr.
                                             Chief  Financial  Officer