Form 10-Q
period 2000-12-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2001-02-02
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  December  30,  2000

                               OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ______________  to  ____________

Commission  File  number  1-10095

                        DELTA WOODSIDE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


               SOUTH  CAROLINA                         57-  0535180
     -----------------------------------          --------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)             Identification No.)

100  Augusta  Street
Greenville, South Carolina                             29601
----------------------------------------           --------------
(Address of principal executive offices)             (Zip Code)


                                  864\255-4100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 (Not Applicable)
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

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

Common Stock, $.01 Par Value-23,749,425 shares as of February 2, 2001

                                      INDEX

DELTA  WOODSIDE  INDUSTRIES,  INC.

PART  I.  FINANCIAL  INFORMATION
--------------------------------

                                                                   Page
                                                                   ----

Item 1.    Financial Statements (Unaudited)
Condensed consolidated balance sheets--
December 30, 2000 and July 1, 2000                                  3-4

Condensed consolidated statements of operations--
Three and six months ended  December 30, 2000 and
January 1, 2000                                                       5

Condensed consolidated statements of cash flows
Six months ended  December 30, 2000 and
January 1, 2000                                                       6

Notes to condensed consolidated financial
statements- December 30, 2000                                       7-8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           9-10

Item 3.    Quantitative and Qualitative Disclosures about Market     10
           Risk

Part  II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                         11

Item 2.    Changes in Securities and Use of Proceeds                 11

Item 3.    Defaults upon Senior Securities                           11

Item 4.    Submission of Matters to a Vote of Securities Holders     11

Item 5.    Other Information                                         11

Item 6.    Exhibits and Reports on Form 8-K                          11


SIGNATURES                                                           12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM  1.  FINANCIAL  STATEMENTS

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEETS


                                                                  December 30,   July 1,
                                                                      2000         2000
                                                                  -------------  --------
                                                                   (Unaudited)
                                                                       (In thousands)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                       $       2,611  $ 19,385
  Accounts receivable:
    Factor                                                               57,884    71,897
    Less allowances for doubtful accounts and returns                       124       173
                                                                  -------------  --------
                                                                         57,760    71,724

  Inventories:
    Finished goods                                                       10,365     4,916
    Work in process                                                      26,450    31,324
    Raw materials and supplies                                            7,462     7,679
                                                                  -------------  --------
                                                                         44,277    43,919

  Deferred income taxes                                                   3,163     3,288
  Prepaid expenses and other current assets                                 453       537
                                                                  -------------  --------
                                     TOTAL CURRENT ASSETS               108,264   138,853

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                                  163,549   163,012
  Accumulated depreciation                                               76,356    71,632
                                                                  -------------  --------
                                                                         87,193    91,380

Deferred Loan Costs and Other Assets                                      4,591     7,613
                                                                  -------------  --------
                                                                  $     200,048  $237,846
                                                                  =============  ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED CONSOLIDATED BALANCE SHEET--Continued

                                                                December 30,    July 1,
                                                                    2000         2000
                                                               --------------  ---------
                                                                 (Unaudited)
                                                                      (In thousands)

LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                                              10,951     14,611
  Accrued employee compensation                                        1,134      3,649
  Accrued and sundry liabilities                                      13,564     17,478
                                                               --------------  ---------
                                TOTAL CURRENT LIABILITIES             25,649     35,738

LONG-TERM DEBT                                                        83,815    115,078
DEFERRED COMPENSATION                                                  6,375      6,125

SHAREHOLDERS' EQUITY
Preferred Stock
Common Stock, par value $.01-authorized
    50,000,000 shares, issued and outstanding
    23,749,000 shares (net of 407,200 treasury shares) at
    December 30, 2000 and 23,999,000 shares at July 1, 2000              237        240
  Additional paid-in capital                                          85,669     86,145
  Accumulated deficit                                                 (1,697)    (5,480)
                                                               --------------  ---------
                                  TOTAL SHAREHOLDER'S EQUITY
                                                                      84,209     80,905
COMMITMENTS AND CONTINGENCIES
                                                               $     200,048   $237,846
                                                               ==============  =========


See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              Three Months Ended                     Six Months Ended
                                                  ----------------------------------------  -------------------------------------
                                                       December 30,          January 1,         December 30,       January 1,
                                                          2000                 2000                2000              2000
                                                  --------------------  ------------------  ------------------  -----------------
                                                    (In thousands, except per share data)   (In thousands, except per share data)
Net Sales                                         $            59,697   $          58,082   $         122,896   $        115,388
Cost of goods sold                                             53,780              51,743             107,705            102,948
                                                  --------------------  ------------------  ------------------  -----------------
   Gross profit on sales                                        5,917               6,339              15,191             12,440
Selling, general and administrative expense                     3,580               5,151               6,921              8,914
Other income (expense)                                            (12)                 58                 363                103
                                                  --------------------  ------------------  ------------------  -----------------
                               OPERATING PROFIT                 2,325               1,246               8,633              3,629
Interest expense (income):
  Interest expense                                              2,703               4,595               5,674              9,137
  Interest (income)                                              (173)               (367)               (458)              (542)
                                                  --------------------  ------------------  ------------------  -----------------
                                                                2,530               4,228               5,216              8,595

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            (205)             (2,982)              3,417             (4,966)
Income tax expense (benefit)                                      (61)                954               1,225                409
                                                  --------------------  ------------------  ------------------  -----------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                                       (144)             (3,936)              2,192             (5,375)


Extraordinary gain (net of taxes)                                 946                                   1,585

Income from discontinued operations
  net of applicable income taxes                                                    1,580                                  3,143
                                                  --------------------  ------------------  ------------------  -----------------

NET INCOME (LOSS)                                 $               802   $          (2,356)  $           3,777   $         (2,232)
                                                  ====================  ==================  ==================  =================

Basic and diluted earnings (loss) per share:
  Continuing operations                           $             (0.01)  $           (0.16)  $            0.09   $          (0.22)
                                                  ====================  ==================  ==================  =================
  Extraordinary gain                              $              0.04   $            0.00   $            0.07   $           0.00
                                                  ====================  ==================  ==================  =================
  Discontinued operations                         $              0.00   $            0.06   $            0.00   $           0.13
                                                  ====================  ==================  ==================  =================
  Net earnings (loss)                             $              0.03   $          ( 0.10)  $            0.16   $          (0.09)
                                                  ====================  ==================  ==================  =================

Weighted average shares outstanding                            24,115              23,864              24,132             23,832
                                                  ====================  ==================  ==================  =================


See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                            Six Months Ended
                                                       December 30,      January 1,
                                                           2000             2000
                                                    ------------------  ------------
                                                                (In thousands)
OPERATING ACTIVITIES
Net Income                                          $           3,777   $    (2,232)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                                  18,614
    Depreciation                                                5,557         5,391
    Amortization                                                  212           346
    Write off of deferred loan costs                              783
    Gain on early retirement of debt                           (3,242)
    Provision for deferred income taxes                         1,948
    Changes in operating assets and liabilities                 4,118         6,403
    Other                                                        (125)          886
                                                    ------------------  ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      13,028        29,408

INVESTING ACTIVITIES
  Property, plant and equipment purchases                      (1,956)       (2,249)
  Proceeds of dispositions of assets                              450            13
  Investing activities of discontinued operations                               101
  Other                                                           204            (9)
                                                    ------------------  ------------
NET CASH (USED) BY
      INVESTING ACTIVITIES                                     (1,302)       (2,144)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                       3,003       118,936
  Repayments on revolving lines of credit                      (3,003)     (120,641)
  Scheduled principal payments of long-term debt                               (149)
  Repurchase and retirement of long-term debt                 (28,021)
  Repurchase of common stock                                     (479)
  Other                                                                        (126)
                                                    ------------------  ------------

NET CASH (USED) BY FINANCING ACTIVITIES                       (28,500)       (1,980)

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            (16,774)       25,284

Cash and cash equivalents at beginning of year                 19,385        14,066
                                                    ------------------  ------------

CASH AND CASH EQUIVALENTS AT END OF
QUARTER                                             $           2,611   $    39,350
                                                    ==================  ============


See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December  30,  2000

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.


NOTE  B-INCOME  TAXES

The effective income tax rate on income from continuing operations for the six months ended December 30, 2000 is 35.9%, compared to a negative 8.2% on a loss for the six months ended January 1, 2000. The negative tax rate for the six months ended January 1, 2000 was the result of various minimum state taxes and valuation allowance increases, while the tax rate for the current six months ended does not reflect any valuation allowance adjustments.


NOTE  C-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

A subsidiary of the Company, Delta Mills, Inc., has a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and December 30, 2000, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility.

During the quarter ended December 30, 2000, the Company's Delta Mills, Inc. subsidiary acquired for $13,750,876 a portion of its 9 5/8% Senior Notes. The aggregate principal face amount of the acquired Senior Notes was $15,610,000. The Company recognized an extraordinary gain on the early retirement of debt of $946,000 net of taxes of $522,000.


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

 Summarized results of operations for discontinued businesses are as follows (in thousands):

                                          Three  Months Ended      Six Months Ended
                                      ------------------------  -------------------------
                                      December 30,  January 1,   December 30,  January 1,
                                          2000        2000          2000         2000
                                      ------------  ----------  -------------  ----------
Net Sales                             $         0   $  34,831   $          0   $  79,945
Cost and expenses                               0      34,186              0      77,145
                                      ------------  ----------  -------------  ----------
Income before income taxes                      0         645              0       2,800
Income tax (benefit)                            0        (935)             0        (343)
                                      ------------  ----------  -------------  ----------
Income from discontinued operations             0   $   1,580   $          0   $   3,143
                                      ============  ==========  =============  ==========


Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                   Six Months Ended
                                              --------------------------
                                               December 30,  January 1,
                                                   2000         2000
                                              -------------  -----------
Net income from discontinued operations       $           0  $    3,143

Depreciation                                              0       4,807
Amortization                                              0           0
Other                                                     0         (25)
Changes in operating assets and liabilities               0      13,832
                                              -------------  -----------
  Subtotal                                                0      18,614
                                              -------------  -----------
Net cash provided by operating activities                 0      21,757

Property, plant and equipment purchases                   0      (1,300)
Proceeds of dispositions                                  0       1,400
Other                                                     0           1
                                              -------------  -----------
Net cash provided by investing activities                 0         101
                                              -------------  -----------

Net cash provided by discontinued operations  $           0  $   21,858
                                              =============  ===========

NOTE  E  -  SEGMENT  INFORMATION

The Company's only operating division, Delta Mills, engages in the manufacture and sale of a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers and private label manufacturers.

The following tables summarize information about segment profit and loss for the six months ended December 30, 2000 and January 1, 2000 and at December 30, 2000 and January 1, 2000, respectively:


Six Months Ended                 Discontinued   Corporate
December 30, 2000   Delta Mills   Operations    and Other    Total
-----------------  -------------  -----------  -----------  --------
Net Sales          $     122,896  $         0  $        0   $122,896
Operating Profit           8,634            0          (1)     8,633
Total Assets at
December 30, 2000  $     193,270  $         0  $    6,778   $200,048
                   =============  ===========  ===========  ========

Six Months Ended                 Discontinued  Corporate
January 1, 2000    Delta Mills    Operations   and Other    Total
-----------------  -------------  -----------  -----------  --------
Net Sales          $     115,388  $         0  $        0   $115,388
Operating Profit           5,047            0      (1,418)     3,629
Total Assets at
January 1, 2000    $     233,703  $    88,580  $    8,975   $331,258
                   =============  ===========  ===========  ========

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

Net sales from continuing operations in the second quarter of fiscal year 2001 were $59.7 million as compared to $58.1 million in the second quarter of the prior fiscal year, an increase of 2.7%. For the six months ended December 30, 2000, net sales were $122.9 million, an increase of 6.5% from $115.4 million in the first six months of the prior fiscal year. The increase in net sales was principally due to increased unit sales in both synthetic and cotton products.

Gross profit from continuing operations decreased to $5.9 million and 9.9% of sales in the second quarter of fiscal year 2001. This compares to gross profit from continuing operations of $6.3 million and 10.9% of sales in the prior year quarter. For the six months ended December 30, 2000, gross profit from continuing operations increased to $15.2 million or 12.4% of sales as compared to $12.4 million or 10.8% of sales in the same period of the prior fiscal year. The increase in gross profit margin was the result of increased sales and increased capacity utilization in the first quarter and the reduction in cost associated with downsizing of the synthetic product line that occurred during the first six months of fiscal year 2000. The increase in gross profit was somewhat offset by unabsorbed manufacturing cost associated with curtailment during the Christmas holiday season in order to adjust production and inventory in line with the Company's customer's deferments that occurred late in the second quarter. To a lesser extent, cost increases in power, fuel and some manufacturing materials contributed to the decline in gross profit during the second quarter.

Selling, general and administrative expenses (SG&A) were $3.6 million and 6.0% of sales for the second quarter of fiscal year 2001 compared to SG&A of $5.2 million and 8.9% of sales for the prior year quarter. For the six months ended December 30, 2000, SG&A expenses decreased to $6.9 million or 5.6% as compared to SG&A of $8.9 million or 7.7% of sales in the same period of the prior fiscal year. The decrease in SG&A was directly related to the reduction in corporate overhead.

Loss from continuing operations was $144,000 for the second quarter of fiscal year 2001 compared to a loss of $3.9 million in the prior year quarter. The improvement of $3.8 million was the result of the increase in gross profit and the decrease in SG&A as described above coupled with a reduction in interest expense due to lower debt levels associated with the extinguishment of a portion of Delta Mills, Inc.'s senior note debt. On a per share basis, loss from continuing operations for the current quarter was $.01 per share on 24,115,000 average shares outstanding as compared to a loss of $.16 per share on 23,864,000 average shares outstanding in the same quarter of the prior fiscal year. For the six months ended December 30, 2000, income (loss) from continuing operations increased to a profit of $2.2 million compared to a loss of $5.4 million in the same period of the prior fiscal year. On a per share basis, income (loss) from continuing operations for the six months of the current fiscal year was $.09 per share on 24,132,000 average shares outstanding as compared to a loss of $.22 per share on 23,832,000 shares in the six months of the prior year.

Extraordinary gain, net of taxes of $522,000, was $946,000 in the current year quarter. The extraordinary gain occurred when the Company's Delta Mills, Inc. subsidiary purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. There was no extraordinary gain in the prior year quarter. For the six months ended December 30, 2000, the extraordinary gain, net of taxes of $874,000, was $1,585,000. There was no extraordinary gain in the prior year period.

The effective income tax rate on income from continuing operations for the six months ended December 30, 2000 is 35.9%, compared to a negative 8.2% on a loss for the six months ended January 1, 2000. The negative tax rate for the six months ended January 1, 2000 was the result of various minimum state taxes and valuation allowance increases, while the tax rate for the current six months ended does not reflect any valuation allowance adjustments.

Net income was $ 802,000 for the quarter ended December 30, 2000 compared to net loss of $2.4 million in the prior year quarter. The prior year quarter net income included income of $1.6 million from discontinued operations. There was no impact from discontinued operations for the current year quarter. See Note-D to the financial statements for a description of the discontinued operations for the prior year quarter. Net income was $ 3.8 million for the six months ended December 30, 2000 compared to net loss of $2.2 million in the same prior year period. The prior year period net income included income of $3.1 million from discontinued operations. There was no impact from discontinued operations for the current year period.

The Company's order backlog at December 30, 2000 was $55.8 million, a 16% decrease from the backlog of $66.8 million at January 1, 2000. The decrease in order backlog was the result of the Company's customer's deferments that occurred late in the second quarter. The backlog improved as compared to prior year levels immediately following the end of the second quarter.

In the quarter ended December 30, 2000 the company purchased, in the open market, 407,200 shares of its common stock. In January of 2001, the company purchased an additional 119,100 shares of its common stock. These shares will be retired in the third quarter of fiscal year 2001.

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

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 30, 2000, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.5 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item 1.    Legal  Proceedings

On January 13, 2000, Marion Mills, LLC, a supplier to Delta Mills, Inc., a subsidiary of the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Delta Mills, Inc. removed the case to federal court in Western District of North Carolina, Asheville Division, where a trial was held and a jury rendered a verdict in favor of Delta Mills, Inc. on January 19, 2001. In that action, the plaintiff initially sought actual damages and consequential and incidental damages in excess of $9.2 million, based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim was based on the allegation that Delta Mills, Inc.'s failure to pay caused Marion Mills, LLC to shut down its business. Essentially all of the consequential and incidental damages claim was decided in favor of Delta Mills, Inc., by summary judgment in December 2000, and the remaining claims were decided in favor of Delta Mills, Inc., by jury verdict on January 19, 2001. The plaintiff has filed a motion for a new trial. The Company and Delta Mills, Inc. believe that the plaintiff's motion for a new trial has no merit and are vigorously opposing that motion.



Item  2.   Changes  in  Securities  and  Use  of  Proceeds*

Item  3.   Defaults  upon  Senior  Securities*

Item  4.   Submission  of  Matters  to  a  Vote  of  Security  Holders

           See  Part  II,  Item  4  of  the  Company's  Quarterly Report on Form
           10-Q for the fiscal quarter ended September 30, 2000, which was filed with the Commission on November 14, 2000, which Part II, Item 4 is incorporated herein by reference.

Item  5.   Other  Information*

Item  6.   Exhibits  and  Reports  on  Form  8-K*


           *Items  2,3,5  and  6  are  not  applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Delta Woodside Industries, Inc.
                                           ----------------------------------
                                           (Registrant)




Date     February 2, 2001                  By:  /s/  W.  H.  Hardman,  Jr.
      -------------------------            ----------------------------------
                                           W.H.  Hardman,  Jr.
                                           Chief  Financial  Officer