Form 10-Q
period 2001-03-31
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2001-05-11
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31,  2001

            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ______________  to   ____________

Commission  File  number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


        SOUTH CAROLINA                                          57 - 0535180
-------------------------------                                --------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or  organization)                             Identification  No.)

100  Augusta  Street
Greenville, South  Carolina                                   29601
------------------------------------------                  ---------
(Address of principal executive offices)                   (Zip  Code)


                                  864\255-4100
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
--------------------------------------------------------------------------------
  (Former  name, former address and former fiscal year,  if  changed since last report.)

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

Common  Stock,  $.01  Par  Value-23,487,225  shares  as  of  May 11, 2001

                                      INDEX

DELTA  WOODSIDE  INDUSTRIES,  INC.

PART  I.  FINANCIAL  INFORMATION
--------------------------------

                                                                            Page
                                                                            ----

Item  1.  Financial  Statements  (Unaudited)

Condensed  consolidated  balance  sheets--
March  31,  2001  and  July 1, 2000                                          3-4

Condensed  consolidated  statements  of  operations--
Three  and  nine  months  ended  March  31,  2001  and
April  1,  2000                                                                5

Condensed  consolidated  statements  of  cash  flows
Nine  months  ended  March  31,  2001  and
April  1,  2000                                                                6

Notes  to  condensed  consolidated  financial
statements-  March  31,  2001                                                7-8

Item  2.  Management's  Discussion  and  Analysis  of
          Financial Condition and Results of Operations                     9-10

Item  3.  Quantitative and Qualitative Disclosures about Market               10
          Risk

Part  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  11


SIGNATURES                                                                    12

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

DELTA WOODSIDE INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,    July 1,
                                                            2001        2000
                                                        ------------  --------
                                                        (Unaudited)
                                                            (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                             $      4,813  $ 19,385
  Accounts receivable:
    Factor                                                    50,578    71,897
    Less allowances for doubtful accounts and returns             87       173
                                                        ------------  --------
                                                              50,491    71,724

Inventories:
    Finished goods                                            10,051     4,916
    Work in process                                           26,011    31,324
    Raw materials and supplies                                 7,567     7,679
                                                        ------------  --------
                                                              43,629    43,919

  Deferred income taxes                                        2,309     3,288
  Prepaid expenses and other current assets                      546       537
                                                        ------------  --------
               TOTAL CURRENT ASSETS                          101,788   138,853

PROPERTY, PLANT AND EQUIPMENT
  Cost                                                       165,727   163,012
  Accumulated depreciation                                    78,527    71,632
                                                        ------------  --------
                                                              87,200    91,380

Deferred Loan Costs and Other Assets                           5,096     7,613
                                                        ------------  --------
                                                        $    194,084  $237,846
                                                        ============  ========

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  BALANCE  SHEET--Continued

                                                 March 31,     July 1,
                                                    2001        2000
                                                ------------  ---------
                                                (Unaudited)
                                                     (In  thousands)

LIABILITIES

CURRENT LIABILITIES
  Trade accounts payable                              9,667     14,611
  Accrued employee compensation                       1,323      3,649
  Accrued and sundry liabilities                     10,802     17,478
                                                ------------  ---------
               TOTAL CURRENT LIABILITIES             21,792     35,738

LONG-TERM DEBT                                       83,815    115,078
DEFERRED COMPENSATION                                 6,444      6,125

SHAREHOLDERS' EQUITY
Preferred Stock
Common Stock, par value $.01-authorized                   -          -
    50,000,000 shares, issued and outstanding
    23,608,000 shares at March 31, 2001
    and 23,999,000 shares at July 1, 2000               236        240
  Additional paid-in capital                         85,682     86,145
  Accumulated deficit                                (3,885)    (5,480)
                                                ------------  ---------
               TOTAL SHAREHOLDER'S EQUITY
                                                     82,033     80,905
                                                ------------  ---------
COMMITMENTS AND CONTINGENCIES
                                                $   194,084   $237,846
                                                ============  =========

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)


                                                       Three  Months  Ended                      Nine  Months  Ended
                                               --------------------------------------  --------------------------------------
                                                   March 31,             April 1,           March 31,            April 1,
                                                      2001                2000                2001                2000
                                               ------------------  ------------------  ------------------  ------------------
                                                (In thousands, except per share data)   (In thousands, except per share data)

Net Sales                                      $          52,991   $          62,146   $         175,887   $         177,534
Cost of goods sold                                        50,795              52,694             158,500             155,642
                                               ------------------  ------------------  ------------------  ------------------
   Gross profit                                            2,196               9,452              17,387              21,892
Selling, general and administrative expense                3,001               3,795               9,922              12,709
Other (income) expense                                        11                 412                (352)                309
                                               ------------------  ------------------  ------------------  ------------------
        OPERATING PROFIT (LOSS)                             (816)              5,245               7,817               8,874
Interest expense (income):
  Interest expense                                         2,653               4,484               8,327              13,621
  Interest (income)                                          (75)               (350)               (533)               (892)
                                               ------------------  ------------------  ------------------  ------------------
                                                           2,578               4,134               7,794              12,729

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEMS                                     (3,394)              1,111                  23              (3,855)
Income tax expense (benefit)                              (1,205)               (817)                 20                (408)
                                               ------------------  ------------------  ------------------  ------------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE
   EXTRAORDINARY ITEMS                                    (2,189)              1,928                   3              (3,447)


Extraordinary gain (net of taxes)                                              5,550               1,585               5,550

Income (loss) from discontinued operations
  net of applicable income taxes                                                (502)                                  2,641
                                               ------------------  ------------------  ------------------  ------------------

NET INCOME (LOSS)                              $          (2,189)  $           6,976   $           1,588   $           4,744
                                               ==================  ==================  ==================  ==================

Basic and diluted earnings (loss) per share:
  Continuing operations                        $           (0.09)  $            0.08   $            0.00   $           (0.14)
                                               ==================  ==================  ==================  ==================
  Extraordinary gain                           $            0.00   $            0.24   $            0.07   $            0.23
                                               ==================  ==================  ==================  ==================
  Discontinued operations                      $            0.00   $           (0.02)  $            0.00   $            0.11
                                               ==================  ==================  ==================  ==================
  Net earnings (loss)                          $           (0.09)  $            0.30   $            0.07   $            0.20
                                               ==================  ==================  ==================  ==================

Weighted average shares outstanding                       23,642              23,514              23,969              23,727
                                               ==================  ==================  ==================  ==================

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

CONDENSED  CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                      Nine Months Ended
                                                    March 31,    April 1,
                                                      2001         2000
                                                   -----------  ----------
                                                        (In thousands)
OPERATING ACTIVITIES
Net Income                                         $    1,588   $   4,744

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Discontinued operations                                        13,982
    Depreciation                                        8,204       8,067
    Amortization                                          318         501
    Write off of deferred loan costs                      783         419
    Gain on early retirement of debt                   (3,242)     (5,883)
    Provision for deferred income taxes                 1,164
    Changes in operating assets and liabilities         8,621      (2,305)
    Other                                                   5         489
                                                   -----------  ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              17,441      20,014

INVESTING ACTIVITIES
  Property, plant and equipment purchases              (4,612)     (3,168)
  Proceeds of dispositions of assets                      450         132
  Investing activities of discontinued operations                    (672)
  Other                                                   811         (13)
                                                   -----------  ----------
NET CASH (USED) BY
              INVESTING ACTIVITIES                     (3,351)     (3,721)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit               3,003     153,246
  Repayments on revolving lines of credit              (3,003)   (146,285)
  Scheduled principal payments of long-term debt                   (6,882)
  Repurchase and retirement of long-term debt         (28,021)    (20,897)
  Repurchase of common stock                             (641)     (1,030)
  Other                                                               453
                                                   -----------  ----------

NET CASH (USED) BY FINANCING ACTIVITIES               (28,662)    (21,395)

(DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (14,572)     (5,102)

Cash and cash equivalents at beginning of year         19,385      14,066
                                                   -----------  ----------

CASH AND CASH EQUIVALENTS AT END OF
QUARTER                                            $    4,813   $   8,964
                                                   ===========  ==========

See  notes  to  consolidated  financial  statements.

DELTA  WOODSIDE  INDUSTRIES,  INC.

NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)

NOTE  A--BASIS  OF  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the Unites States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 1, 2000.


NOTE  B-LONG-TERM  DEBT,  CREDIT  ARRANGEMENTS,  AND  NOTES  PAYABLE

A subsidiary of the Company, Delta Mills, Inc., has a secured three-year $50 million revolving bank credit facility. At each of July 1, 2000 and March 31, 2001, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. In August, 1997 Delta Mills issued $150 million of
9 5/8 % senior notes that mature in August, 2007. At March 31, 2001, the outstanding balance of the notes was $83,815,000, unchanged from the quarter ended December 31, 2000.


NOTE  C  -  SPIN-OFF  TRANSACTION  AND  DISCONTINUED  OPERATIONS

On October 4, 1999, the Company announced its decision to spin-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head Apparel divisions. This transaction was completed on June 30, 2000. Since these businesses are no longer a part of the Company, the results of these segments have been reclassified and reported as discontinued operations.

Summarized results of operations for discontinued businesses are as follows (in thousands):

                                              Three  Months  Ended    Nine  Months  Ended
                                            -----------------------  ---------------------
                                             March 31,    April 1,    March 31,  April 1,
                                               2001         2000        2001      2000
                                            -----------  ----------  ----------  ---------
Net Sales                                   $        0   $  41,238   $        0  $121,183
Cost and expenses                                    0      38,706            0   115,851
                                            -----------  ----------  ----------  ---------
Income before income taxes                           0       2,532            0     5,332
Spin off costs                                              (2,532)                (2,532)
Income tax expense                                   0         502            0       159
                                            -----------  ----------  ----------  ---------
Income (Loss) from discontinued operations  $        0   $    (502)  $        0  $  2,641
                                            ===========  ==========  ==========  =========

Summarized statements of cash flows for discontinued operations are as follows (in thousands):

                                                 Nine  Months  Ended
                                              ------------------------
                                               March 31,     April 1,
                                                  2001         2000
                                              ------------  ----------
Net income from discontinued operations       $          0  $   2,641

Depreciation                                             0      6,568
Amortization                                             0          0
Other                                                    0     (6,207)
Changes in operating assets and liabilities              0     13,621
                                              ------------  ----------
  Subtotal                                               0     13,982
                                              ------------  ----------
Net cash provided by operating activities                0     16,623

Property, plant and equipment purchases                  0     (2,273)
Proceeds of dispositions                                 0      1,590
Other                                                    0         11
                                              ------------  ----------
Net cash (used) by investing activities                  0       (672)
                                              ------------  ----------

Net cash provided by discontinued operations  $          0  $  15,951
                                              ============  ==========

NOTE  D  -  SEGMENT  INFORMATION

The Company's only operating division, Delta Mills, engages in the manufacture and sale of a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers and private label manufacturers.

The following tables summarize information about segment profit and loss for the nine months ended March 31, 2001 and April 1, 2000, respectively:

Nine Months Ended                      Discontinued  Corporate
March 31, 2001            Delta Mills   Operations   and  Other    Total
-----------------------  -------------  -----------  -----------  --------
Net Sales                $     175,887  $         0  $        0   $175,887
Operating Profit                 7,664            0         153      7,817
Total Assets at
March 31, 2001           $     187,016  $         0  $    7,068   $194,084
                         =============  ===========  ===========  ========

Nine Months Ended                      Discontinued  Corporate
April 1, 2000             Delta Mills   Operations   and  Other    Total
-----------------------  -------------  -----------  -----------  --------
Net Sales                $     177,534  $         0  $        0   $177,534
Operating Profit (Loss)         10,642            0      (1,768)     8,874
Total Assets at
April 1, 2000            $     214,373  $    95,274  $    1,186   $310,833
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

Net sales from continuing operations in the third quarter of fiscal year 2001 were $53.0 million as compared to $62.1 million in the third quarter of the prior fiscal year, a decrease of 14.7%. For the nine months ended March 31, 2001, net sales were $175.9 million, a decrease of 1.0% from $177.5 million in the first nine months of the prior fiscal year. The decline in sales was primarily due to a reduction in sales volume which reflects the downward adjustment in market demand for the apparel industry.

Gross profit from continuing operations decreased to $2.2 million and 4.1% of sales in the third quarter of fiscal year 2001. This compares to gross profit from continuing operations of $9.5 million and 15.2% of sales in the prior year quarter. For the nine months ended March 31, 2001, gross profit from continuing operations decreased to $17.4 million and 9.9% of sales from $21.9 million and 12.3% of sales in the same period of the prior fiscal year.
Compared to the previous year, the negative results for the current quarter were primarily due to decreased running schedules that were caused by the decline in sales and market demand. Continued price pressure and higher energy and chemical costs also had a negative impact on the current quarter and nine month results.

Selling, general and administrative expenses (SG&A) were $3.0 million and 5.7% of sales for the third quarter of fiscal year 2001 compared to SG&A of $3.8 million and 6.1% of sales for the prior year quarter. For the nine months ended March 31, 2001, SG&A expenses decreased to $9.9 million and 5.6% of sales from SG&A of $12.7 million and 7.2% of sales in the same period of the prior fiscal year. The decrease in SG&A was directly related to the reduction in corporate overhead resulting from the spin-off of the Company's Delta Apparel and Duckhead Apparel divisions consummated on June 30, 2000.

Loss from continuing operations before extraordinary items was $2.2 million for the third quarter of fiscal year 2001 compared to income of $1.9 million in the prior year quarter. On a per share basis, loss from continuing operations before extraordinary items for the current quarter was $.09 per share on 23,642,000 average shares outstanding as compared to income of $.08 per share on 23,514,000 average shares outstanding in the same quarter of the prior fiscal year. For the nine months ended March 31, 2001, income from continuing operations before extraordinary items was $3,000 compared to a loss of $3.4 million in the same period of the prior fiscal year. On a per share basis, income from continuing operations before extraordinary items for the nine months of the current fiscal year was $.00 per share on 23,969,000 average shares outstanding as compared to a loss of $.14 per share on 23,727,000 shares in the nine months of the prior year.

For the nine months ended March 31, 2001, the extraordinary gain of $1,585,000, net of taxes of $874,000, occurred when the Company's subsidiary, Delta Mills Inc., purchased $15.6 million face amount of its 9 5/8% Senior Notes for $13.8 million. For the three and nine months ended April 1, 2000, the extraordinary gain, net of taxes of $1,048,000, was $5,550,000.

For the quarter ended March 31, 2001, the Company recorded a net loss of $2.2 million compared to net income of $7.0 million in the prior year quarter. The prior year quarter net income included a net loss of $0.5 million from discontinued operations. There was no impact from discontinued operations for the current year quarter. See Note-C to the financial statements for a description of the discontinued operations for the prior year quarter. Net income was $ 1.6 million for the nine months ended March 31, 2001 compared to net income of $4.7 million in the same prior year period. The prior year period net income included income of $2.6 million from discontinued operations. There was no impact from discontinued operations for the current year period.

In the quarter ended March 31, 2001 the Company purchased, in the open market, 141,500 shares of its common stock. In April of 2001, the company purchased an additional 120,700 shares of its common stock. These shares were retired at the time of purchase.

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

Item  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of March 31, 2001, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $2.5 million on the value of the contracts.

PART  II.  OTHER  INFORMATION

Item  1.    Legal  Proceedings

On January 13, 2000, Marion Mills, LLC, a supplier to Delta Mills, Inc., a subsidiary of the Company, brought an action against Delta Mills, Inc. in North Carolina Superior Court in McDowell County, North Carolina. Delta Mills, Inc. removed the case to federal court in Western District of North Carolina, Asheville Division, where a trial was held and a jury rendered a verdict in favor of Delta Mills, Inc. on January 19, 2001. In that action, the plaintiff initially sought actual damages and consequential and incidental damages in excess of $9.2 million, based on an alleged failure by Delta Mills, Inc. to pay in excess of $1.8 million of invoice amounts. The consequential and incidental damages claim was based on the allegation that Delta Mills, Inc.'s failure to pay caused Marion Mills, LLC to shut down its business. Essentially all of the consequential and incidental damages claim was decided in favor of Delta Mills, Inc., by summary judgment in December 2000, and the remaining claims were decided in favor of Delta Mills, Inc., by jury verdict on January 19, 2001. The plaintiff filed a motion for a new trial. On February 8, 2001, the motion for a new trial was denied.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Delta Woodside Industries, Inc.
                                              ----------------------------------
                                              (Registrant)




Date   May  11,  2001                         By: /s/  W. H.  Hardman,  Jr.
    --------------------                      ----------------------------------
                                              W.H.  Hardman,  Jr.
                                              Chief  Financial  Officer