Form 10-K405
period 2001-06-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2001-09-27
CIK 806624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095
                       -------

                         DELTA WOODSIDE INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       South Carolina                                 57-0535180
  ------------------------             ------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)

  PO Box 6126
  100 Augusta Street
  Greenville, South Carolina                                       29606
  ----------------------------------------                       ----------
  (Address of principal executive offices)                       (Zip code)

                                  864/255-4122
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class              Name of each exchange
             -------------------              on which registered
                                              ---------------------
                       None                            None


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

                 Yes   X                  No
                     -----                   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 19, 2001 was :

         Common Stock, $.01 par value  -  $21,225,721

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 19, 2001 was:

         Common Stock, par value $.01 -  23,324,968

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended June 30, 2001 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 6, 2001 are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS
-------  --------

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

General

         Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 100 Augusta Street, PO Box 6126, Greenville, South Carolina 29606 (telephone number:
864-255-4122). All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

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

         During fiscal 2000, the Company's board of directors determined that it was in the best interest of the Company and its shareholders to separate the three businesses into three independent companies. In May of 2000, the Company internally reorganized its business operations such that (i) all of the assets and operations of the Delta Apparel Company division were transferred to a newly-formed direct subsidiary of the Company named Delta Apparel, Inc. ("Delta Apparel") or to a subsidiary of Delta Apparel, (ii) all of the assets and operations of the Duck Head Apparel Company division were transferred to another newly-formed direct subsidiary of the Company named Duck Head Apparel Company, Inc. ("Duck Head") or to a subsidiary of Duck Head, and (iii) the Company's subsidiary Delta Mills, Inc., which includes all of the assets and operations of the Delta Mills Marketing Company division, became a direct subsidiary of the Company.

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

Products, Marketing and Manufacturing

         The Company produces woven textile fabrics through its Delta Mills (formally named the Delta Mills Marketing Co.) operating division. As a result of the spin-offs of Delta Apparel and Duckhead and the subsequent classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

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

         The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler(R) and Lee(R) divisions of V.F. Corporation, The Gap, Kellwood Company and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. These fabrics account for more than 10% of net sales for fiscal year 2001. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-Free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, and career apparel (uniforms). Net sales of woven fabrics were $213 million, $249 million, and $314 million during fiscal 2001, 2000, and 1999 respectively. The Company had three customers, Levi Strauss, Haggar Corp. and V.F. Corporation, that each exceeded 10% of consolidated net sales in fiscal 2001. The Company's sales to these customers were $90 million, $109 million, and $150 million for fiscal 2001, 2000, and 1999 respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

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

         During fiscal years 2001, 2000 and 1999, approximately 82%, 83% and 78%, respectively, of the Company's finished woven fabric sales are of fabrics made from cotton or cotton/synthetic blends, while approximately 18%, 17% and 22%, respectively, of such sales are of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The Company's woven finished fabrics plants are currently operating at less than full capacity.

Raw Materials

         The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. For fiscal 2000 polyester prices reached the lowest prices the Company has paid since fiscal year 1993, but prices increased in fiscal 2001. The Company's average price per pound of cotton purchased and consumed (including freight, carrying cost and cost for the relatively high amount of premium cotton the Company uses) was $.659 in fiscal year 2001 as compared to $.661 in fiscal year 2000, and $.770 in fiscal year 1999. As of June 30, 2001, the Company had contracted to purchase 100% and had fixed the price for approximately 83% of its expected cotton requirements for fiscal year 2002. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.


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

         Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. Because NAFTA and CBTPA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the criteria of NAFTA or CBTPA is subject to quotas and/or relatively higher tariffs. If NAFTA or CBTPA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

         The World Trade Organization (which this document refers to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade. This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

Employees

         The Company has approximately 1,900 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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

         Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that aim at achieving compliance with current and future environmental standards.

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


Industry Segment Information

         As a result of the spin-offs of Delta Apparel and Duckhead and the subsequent classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

Other
         Not applicable.

Item 2.  PROPERTIES
-------  ----------

         The following table provides a description of Delta Woodside's principal facilities.

                                                         Approximate
                                                           Square
            Location                   Utilization         Footage  Owned/Leased
            --------                   -----------         -------  ------------

Greenville. SC                    Administrative Offices     7,400   Leased (1)
Beattie Plant, Fountain Inn, SC   Spinning and Weaving     390,000   (2)
Furman Plant, Fountain Inn, SC    Weaving                  155,000   (2)
Estes Plant, Piedmont, SC         Spinning and Weaving     332,000   (2)
Delta 3 Plant, Wallace, SC        Dyeing and Finishing     555,000   (2)
Pamplico/Cypress Plant,
  Pamplico, SC                    Spinning and Weaving     419,000   (2)
Delta 2 Plant, Wallace, SC        Dyeing and Finishing     347,000   (2)
Catawba Plant, Maiden, NC         Spinning                 115,000   Owned

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

         Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires December 31, 2003. Sales offices are leased in or near New York and Dallas under leases expiring in December 2004 and September 2002 respectively.

         At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

         At the date of execution of this Form 10-K, the Company has announced plans to close and dispose of its Furman facility in Fountain Inn, SC.

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

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

         All litigation to which the Company is a party is ordinary routine product liability litigation or contract breach litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2001 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 30, 2001 is incorporated herein by reference.

         During fiscal 2001, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 30, 2001 is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 9 of the Company's annual shareholders' report for the year ended June 30, 2001 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------

         The material under the subheading , "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 8 of the Company's annual shareholders' report for the year ended June 30, 2001 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

         The consolidated financial statements included on pages 11 through 27 of the Company's annual shareholders' report for the year ended June 30, 2001 are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

         The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" ,"Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance".


Item 11. EXECUTIVE COMPENSATION
-------- ----------------------

         The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

         The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

         The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------

         (a) (1) and (2)  Financial Statements and Financial Statement Schedules
                          ------------------------------------------------------

The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 30, 2001 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- June 30, 2001 and July 1, 2000.

         Consolidated statements of operations--Years ended June 30, 2001, July 1, 2000 and July 3, 1999.

         Consolidated statements of shareholders' equity--Years ended June 30, 2001, July 1, 2000 and July 3, 1999.

         Consolidated statements of cash flows--Years ended June 30, 2001, July 1, 2000 and July 3, 1999.

         Notes to consolidated financial statements.

The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 14(d):

         Schedule I -- Condensed Financial Information of Registrant

         Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


                     (3)  Listing of Exhibits:*
                          -------------------

2.1 Distribution Agreement by and among Delta Woodside Industries, Inc,DH Apparel Company, Inc. (subsequently renamed Duck Head Apparel Company, Inc.) and Delta Apparel, Inc. (excluding schedules and exhibits):
         Incorporated by reference to Exhibit 2.1 to the Form 10/A of Delta Apparel, Inc. (File No. 1-15583).

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

4.3.1 Revolving Credit and Security Agreement, dated as of March 31, 2000, between GMAC Commercial Credit LLC as agent and lender, and Delta Mills, Inc. as borrower: Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000

4.3.1.1  Letter, dated July 28, 2000, amending Revolving Credit and Security
         Agreement: Incorporated by reference to Exhibit 4.3.1.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

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

4.3.5 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC Commercial Credit LLC as agent:
         Incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13, 2000

4.3.6 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent : Incorporated by reference to Exhibit 4.3.6 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

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

10.1.1 Letter terminating lease between 233 N. Main, Inc. (formerly named Hammond Square, Ltd.) and the Company: Incorporated by reference to
         Exhibit 10.1.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.2** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit
         10.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.3** Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the fiscal quarter ended March 31, 1990

10.3.1** 1995 Amendment to the Incentive Stock Award Plan effective as of
         November 9, 1995: Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of the Company for the quarterly period ended December 30, 1995 (the "December 1995 10-Q").

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

10.4.7** Amendments to Stock Option Plan: Incorporated by reference to Exhibit
         4.3.1.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.5 Stock Transfer Restrictions and Right of First Refusal Agreement between the Company and E. Erwin Maddrey, II: Incorporated by reference to Exhibit 10.2 to the December 1990 10-Q.

10.5.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with E. Erwin Maddrey, II, dated June 22, 2000: Incorporated by reference to Exhibit 10.5.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.6 Stock Transfer Restrictions and Right of First Refusal Agreement between the Company and Bettis C. Rainsford: Incorporated by reference to Exhibit 10.3 to the December 1990 10-Q.

10.6.1 Termination of Stock Transfer Restrictions and Right of First Refusal Agreement with Bettis C. Rainsford, dated June 14, 2000. Incorporated by reference to Exhibit 10.6.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.7** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off Delta Woodside Industries, Inc, plan participants:
         Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.7.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7: Incorporated by reference to Exhibit 10.7.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.7.2** Form of Amendment of Stock Options by and between Delta Woodside
         Industries, Inc. and certain pre-spin-off plan participants:
         Incorporated by reference to Exhibit 10.7.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

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

10.9.1** Amendments of Delta Woodside Industries, Inc. Long Term Incentive Plan:
         Incorporated by reference to Exhibit 10.9.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.9.2** Form of Agreement Respecting Delta Woodside Industries, Inc. Long Term
         Incentive Plan, dated in June, 2000: Incorporated by reference to
         Exhibit 10.9.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.10** 2000 Stock Option Plan of Delta Woodside Industries, Inc: Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.10.1  Amendment of 2000 stock option plan of Delta Woodside Industries, Inc:
         Incorporated by reference to Item 6(a) of the Company's report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.

10.11**  2000 Incentive Stock Award Plan of Delta Woodside Industries, Inc:
         Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.14** Letter dated June 28,2000 to William F. Garrett: Incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.15** Election and Release Form for the Severance Plan for Salaried Employees of Delta Woodside Industries, Inc., and its Adopting Subsidiaries with Bettis C. Rainsford: Incorporated by reference to Exhibit 10.15 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.16 Letter terminating lease with Bettis C. Rainsford: Incorporated by reference to Exhibit 10.16 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.17.1 Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries, Inc. Duck Head Apparel Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Company with the date of June 30, 2000.

10.17.2  Amendment to tax sharing agreement dated as of August 6, 2001.

10.18    See Exhibits 4.3.1, 4.3.1.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6 and 4.4.

13 Annual Report to Shareholders of the Company for the fiscal year ended June 30, 2001.

21       Subsidiaries of the Company.

23.1 Report on Schedules and Independent Auditors' Consent for the years ended June 30, 2001, July 3, 1999 and June 27,1998.

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

         (b)      Reports on Form 8-K
                  --------------------

                  None

         (c)      Exhibits
                  --------

                  The response to this portion of Item 14 is incorporated by reference from Item 14(a)(3) above.

         (d)      Financial Statement Schedules
                  -----------------------------

                  The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DELTA WOODSIDE INDUSTRIES, INC.
                                 (Registrant)


     September 25, 2001          By: /s/ William F. Garrett
----------------------------         -------------------------------------------
            Date                 William F. Garrett
                                 President, Chief Executive Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C.C. Guy            9/25/2001   /s/ William F. Garrett             9/25/2001
---------------------------------   --------------------------------------------
C.C. Guy                Date        William F. Garrett                 Date
Director                            President, Chief Executive
                                    Officer and Director

/s/ James F. Kane       9/25/2001   /s/ William H. Hardman, Jr.        9/25/2001
---------------------------------   --------------------------------------------
James F. Kane           Date        William H. Hardman, Jr.            Date
Director                            Vice President, Treasurer, and
                                    Chief Financial Officer

/s/ Max Lennon          9/25/2001   /s/ Donald C. Walker               9/25/2001
---------------------------------   --------------------------------------------
Max Lennon              Date        Donald C. Walker                   Date
Director                            Vice President, Assistant
                                    Secretary, and Controller

/s/ E. Erwin Maddrey    9/25/2001
---------------------------------
E. Erwin Maddrey, II    Date
Director

/s/ Buck A. Mickel      9/25/2001
---------------------------------
Buck A. Mickel          Date
Director

                                  EXHIBIT INDEX








SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS











                                       F-1

CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
(In thousands)

                                                                         June 30, 2001         July 1, 2000
                                                                         -------------         ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $2,775               $1,098
  Accounts receivable                                                                0                  227
     Less allowances for doubtful accounts and returns                               0                    0
                                                                         -------------         ------------
                                                                                     0                  227

  Deferred income taxes                                                            984                2,068
  Prepaid expenses and other current assets                                      5,545                4,867
                                                                         -------------         ------------
                    TOTAL CURRENT ASSETS                                         9,304                8,260

PROPERTY, PLANT AND EQUIPMENT, at cost                                               0                1,342
     Less accumulated depreciation                                                   0                1,310
                                                                       ----------------     ----------------
                                                                                     0                   32

INVESTMENT IN SUBSIDIARIES                                                      40,989               47,815
ADVANCES TO SUBSIDIARIES                                                        13,543               14,862
DEFERRED INCOME TAXES                                                           13,518               12,963
OTHER ASSETS                                                                        25                1,237
                                                                         -------------         ------------
      TOTAL ASSETS                                                             $77,379              $85,169
                                                                         =============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                        $161               $3,952
                                                                         -------------         ------------
                    TOTAL CURRENT LIABILITIES                                      161                3,952

OTHER LIABILITIES AND DEFERRED CREDITS                                               0                  312

SHAREHOLDERS' EQUITY
  Preferred Stock                                                                    0                    0
  Common Stock -- par value $.01 a share -- authorized
     50,000,000 shares, issued and outstanding 23,237,000 shares
      (2001) and 23,999,000 shares (2000)                                          233                  240
  Additional paid-in capital                                                    86,386               86,145
  Retained earnings (deficit)                                                   (9,401)              (5,480)
                                                                         -------------         ------------
                                                                                77,218               80,905
COMMITMENTS AND CONTINGENCIES
                                                                         -------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                $77,379              $85,169
                                                                         =============         ============


See notes to condensed financial statements.

                                       F-1

CONDENSED STATEMENTS OF OPERATIONS
Delta Woodside Industries, Inc.
(in thousands)

                                                               Year Ended          Year Ended            Year Ended
                                                             June 30, 2001        July 1, 2000          July 3, 1999
                                                             -------------        ------------          ------------
Net sales                                                               $0                  $0                  $728
Cost of goods sold                                                       0                   8                   761
                                                             -------------        ------------          ------------
Gross profit (loss)                                                      0                  (8)                  (33)
Selling, general and administrative (expenses)                           0              (7,704)               (2,977)
Equity in income (loss) of subsidiaries                             (3,926)             15,654               (46,140)
Other income (expense)                                                 (27)                 29                    18
                                                             -------------        ------------          ------------
  OPERATING PROFIT (LOSS)                                           (3,953)              7,971               (49,132)
Interest (expense) income:
  Interest expense                                                     (28)               (476)               (1,430)
  Interest income                                                       54               6,637                10,011
                                                             -------------        ------------          ------------
                                                                        26               6,161                 8,581
                                                             -------------        ------------          ------------

 INCOME (LOSS) BEFORE INCOME TAXES                                  (3,927)             14,132               (40,551)
Income tax expense (benefit)                                             6              (7,509)               (1,156)
                                                             -------------        ------------          ------------
NET INCOME (LOSS)                                                  $(3,921)            $21,641              $(39,395)
                                                             =============        ============          ============


Basic and diluted earnings (loss) per share                         ($0.24)              $0.91                ($1.63)

Weighted average number
  of shares outstanding                                             23,834              23,651                24,149
                                                             =============        ============          ============

See notes to condensed financial statements.

                                       F-1

CONDENSED STATEMENTS OF CASH FLOWS
Delta Woodside Industries, Inc.
(In thousands)

                                                                         Year Ended           Year Ended            Year Ended
                                                                        June 30, 2001        July 1, 2000          July 3, 1999
                                                                        -------------        ------------          ------------
OPERATING ACTIVITIES
  Net income (loss)                                                           ($3,921)            $21,641              ($39,395)
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Equity in net (income) loss of subsidiaries                                3,926             (15,654)               46,140
     Provision for deferred income taxes                                          529             (16,556)                1,208
     Other                                                                        981               1,392                   204
     Changes in operating assets and liabilities                               (3,342)              2,384                  (435)
                                                                        -------------        ------------          ------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                               (1,827)             (6,793)                7,722

INVESTING ACTIVITIES
  Dividends received from subsidiaries                                          2,900                   0                 7,500
                                                                        -------------        ------------          ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       2,900                   0                 7,500

FINANCING ACTIVITIES
  Proceeds (repayments) from revolving lines of credit                              0              (1,678)               (9,430)
  Net advances from subsidiaries                                                1,627               7,375                 2,094
  Dividends paid                                                                    0                   0                (2,419)
  Repurchase common stock                                                      (1,023)             (1,030)               (4,520)
  Other                                                                             0                (295)                  747
                                                                        -------------        ------------          ------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                  604               4,372               (13,528)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                1,677              (2,421)                1,694

Cash and cash equivalents at beginning of year                                  1,098               3,519                 1,825
                                                                        -------------        ------------          ------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $2,775              $1,098                $3,519
                                                                        =============        ============          ============

See notes to consolidated financial statements.

                                       F-1

NOTES TO CONDENSED FINANCIAL STATEMENTS
Delta Woodside Industries, Inc.

The accompanying financial statements of Delta Woodside Industries, Inc. should be read in conjunction with the consolidated financial statements of Delta Woodside Industries and its consolidated subsidiaries.

BASIS OF PRESENTATION: Delta Woodside Industries Inc. is the parent of subsidiaries which are engaged in the manufacture, sale and distribution of textile products. Through June 30, 2000, Delta Woodside was also the parent of subsidiaries which were engaged in the manufacture, sale and distribution of apparel products. On June 30, 2000, Delta Woodside spun-off to its current shareholders, as separate public companies, its Delta Apparel and Duck Head subsidiaries. These spin-off transactions followed a subsidiary restructuring which involved, among other things, contributions of advances to subsidiaries to the capital of the subsidiaries, the transfer of certain tax attributes, and the merger of the Alchem Capital Corporation subsidiary into Delta Woodside. Since these were non-cash transactions, amounts presented in the Condensed Statements of Cash Flows are net of the changes resulting from these transactions. Delta Woodside's investments in its subsidiaries are reported in these condensed financial statements using the equity method of accounting.

LONG TERM DEBT: A subsidiary of Delta Woodside has unsecured senior notes and a bank credit facility outstanding. See Note D to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital" in the Company's Annual Report to Shareholders. The DMI credit facility contains restrictive covenants that require that Delta Mills' Maximum Leverage Ratio not exceed specified ratios. The agreement also restricts additional indebtedness, dividends, and capital expenditures of Delta Mills. The payment of dividends with respect to Delta Mills stock is permitted if there is no event of default and there is at least $1 of undrawn availability under the facility. Loan covenants in the Senior Notes and the DMI credit facility limit the Company's ability to use cash generated by DMI to fund operations in the rest of the Company. In addition to the limitations contained in the DMI credit agreement described above, the Senior Notes also contain restrictive covenants limiting payments to the rest of the Company. At June 30, 2001, the net assets of the Company include net assets of the wholly owned subsidiary DMI of approximately $49 million, which are subject to the restrictions described above.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                         DELTA WOODSIDE INDUSTRIES, INC.

-------------------------------------------------------------------------------------------------------------------------------
                 COL. A               COL. B            COL. C                                    COL. D             COL. E
-------------------------------------------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                                   --------------------------------------
                                    Balance at
               DESCRIPTION          Beginning            (1)                   (2)               Deductions      Balance at End
                                    of Period      Charged to Costs     Charged to Other          Describe          of Period
                                                     and Expenses       Accounts-Describe
-------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
   Allowance for Doubtful Accounts and Returns:

Year ended June 30, 2001             $173,000                              $2,998,000 (1)     ($3,222,000) (2)          $51,000
                                  ===========                           =================   ==================   ==============

Year ended July 1, 2000              $291,000                              $4,472,000 (1)     ($4,590,000) (2)         $173,000
                                  ===========                           =================   ==================   ==============

Year ended July 3, 1999              $246,000                              $7,788,000 (1)     ($7,743,000) (2)         $291,000
                                  ===========                           =================   ==================   ==============


NOTES:
1) The change in the reserve for returns and allowances is charged to income as a reduction of sales.

2)       Deductions represent customer returns and allowances during the period.