Form 10-Q
period 2001-09-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2001-11-09
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                        DELTA WOODSIDE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


           SOUTH CAROLINA                                   57- 0535180
           --------------                                  -------------
  (State or other jurisdiction of                        (I.R.S. Employer
   Incorporation or organization)                       Identification No.)

P.O.  Box 6126
100 Augusta Street
Greenville, South Carolina                                  29606
----------------------------------------                 ------------
(Address of principal executive offices)                  (Zip Code)

                                  864\255-4122
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value-23,324,548 shares as of November 9, 2001

DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed  consolidated  balance  sheets-- September 29, 2001 and
          June  30,  2001                                                      3

Condensed  consolidated  statements  of operations-- Three months
          ended  September  29,  2001  and  September  30,  2000               4

Condensed  consolidated  statements  of cash flows-- Three months
          ended  September  29,  2001  and  September  30,  2000               5

Notes to condensed consolidated financial statements-September 29, 2001        6


Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                            7-8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk            8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Changes in Securities and use of Proceeds                             9

Item 3.  Defaults upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                  10-15

SIGNATURES                                                                    16

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)
Delta Woodside Industries, Inc.
                                                                           September 29, 2001    June 30, 2001
                                                                          --------------------  ---------------
                                                                                 Unaudited
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $            11,639   $       14,491
  Accounts receivable:
     Factor                                                                            34,291           37,617
     Less allowances for doubtful accounts and returns                                     51               51
                                                                          --------------------  ---------------
                                                                                       34,240           37,566
  Inventories
     Finished goods                                                                    12,232           13,241
     Work in process                                                                   26,182           23,195
     Raw materials and supplies                                                         6,614            6,766
                                                                          --------------------  ---------------
                                                                                       45,028           43,202
  Deferred income taxes                                                                 3,938            2,966
  Prepaid expenses and other current assets                                               545              547
                                                                          --------------------  ---------------
                TOTAL CURRENT ASSETS                                                   95,390           98,772

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                             168,522          166,226
     Less accumulated depreciation                                                     91,672           81,195
                                                                          --------------------  ---------------
                                                                                       76,850           85,031


DEFERRED LOAN COSTS                                                                     1,622            1,680
NONCURRENT DEFERRED INCOME TAXES                                                        8,626            4,959
OTHER ASSETS                                                                                                74
                                                                          --------------------  ---------------
TOTAL ASSETS                                                              $           182,488   $      190,516
                                                                          ====================  ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                  $             9,914   $        8,570
  Accrued employee compensation                                                         1,595            2,339
  Accrued and sundry liabilities                                                       11,168           11,966
                                                                          --------------------  ---------------
TOTAL CURRENT LIABILITIES                                                              22,677           22,875

LONG-TERM DEBT                                                                         83,815           83,815
DEFERRED COMPENSATION                                                                   6,799            6,608

SHAREHOLDERS' EQUITY
  Preferred Stock
  Common Stock - par value $.01 a share - authorized 50,000,000 shares, issued and outstanding 23,325,000 shares at September 29, 2001 and
   23,237,000 shares at June 30, 2001                                                     233              233
  Additional paid-in capital                                                           86,524           86,386
  Accumulated deficit                                                                 (17,560)          (9,401)
                                                                          --------------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                             69,197           77,218
Commitments and Contingencies                                                               0                0
                                                                          --------------------  ---------------
TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY                               $           182,488   $      190,516
                                                                          ====================  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)
Delta Woodside Industries, Inc.
                                              Three            Three
                                          Months Ended     Months Ended
                                          September 29,    September 30,
                                              2001             2000
                                         ---------------  ---------------
Net sales                                $       36,977   $       63,199
Cost of goods sold                               35,903           53,925
                                         ---------------  ---------------
Gross profit                                      1,074            9,274

Selling, general and
       administrative expenses                    2,592            3,341
Impairment and
     restructuring charges                        8,683
Other income                                         22              375
                                         ---------------  ---------------
  Operating Profit (Loss)                       (10,179)           6,308

Interest (expense) income:
  Interest expense                               (2,465)          (2,971)
  Interest income                                    97              285
                                         ---------------  ---------------
                                                 (2,368)          (2,686)
                                         ---------------  ---------------

Income (Loss) before Income
Taxes and Extraordinary Item                    (12,547)           3,622

Income tax expense (benefit)                     (4,388)           1,286
                                         ---------------  ---------------

Income (Loss ) before
Extraordinary Item                               (8,159)           2,336

Extraordinary gain (net of taxes)                                    639

                                         ---------------  ---------------
Net Income (Loss)                               ($8,159)  $        2,975
                                         ===============  ===============

Basic and diluted earnings
               (loss) per share:
  Income (loss)
             before extraordinary item   $        (0.35)  $         0.10
  Extraordinary gain                               0.00             0.02
                                         ---------------  ---------------
  Net earnings (loss)                    $        (0.35)  $         0.12
                                         ===============  ===============

Weighted average number
          of shares outstanding              23,334,000       24,148,000
                                         ===============  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands)


                                                       September 29, 2001    September 30, 2000
                                                      --------------------  --------------------
OPERATING ACTIVITIES
  Net income (loss)                                               ($8,159)  $             2,975
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation                                                   2,266                 2,748
     Amortization                                                     105                   106
     Decrease in deferred loan costs                                                        392
     Discount to face value on repurchase of bonds                                       (1,383)
     Provision for impairment and restructuring                     8,683
     Provision for deferred income taxes                           (4,639)                1,503
     Deferred compensation                                            182
     Changes in operating assets and liabilities                     (266)               (4,073)
     Other                                                                                 (234)
                                                      --------------------  --------------------
NET CASH (USED) PROVIDED BY  OPERATING ACTIVITIES                  (1,828)                2,034

INVESTING ACTIVITIES
    Property, plant and equipment:
       Purchases                                                     (985)                 (919)
       Proceeds of dispositions of assets                                                   452
    Other                                                                                   615
                                                      --------------------  --------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                     (985)                  148

FINANCING ACTIVITIES
    Repurchase and retirement of long term debt                                         (14,270)
    Repurchase of common  stock                                       (39)
                                                      --------------------  --------------------
NET CASH (USED) BY FINANCING ACTIVITIES                               (39)              (14,270)
                                                      --------------------  --------------------

(DECREASE)  IN CASH AND CASH EQUIVALENTS                           (2,852)              (12,088)

Cash and cash equivalents at beginning of year                     14,491                19,385
                                                      --------------------  --------------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER           $            11,639   $             7,297
                                                      ====================  ====================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

A subsidiary of the Company, Delta Mills, Inc., has a secured four-year $50 million revolving bank credit facility as amended October 5, 2001 (see exhibit 4.3.1.2). At each of June 30, 2001 and September 29, 2001, no amounts were outstanding under this facility. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The credit facility was amended effective October 5, 2001. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes GMAC's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and run out costs associated with the closing of its Furman Plant.

In August 1997, Delta Mills issued $150 million of 9.625 % senior notes that mature in August 2007. At September 29, 2001, the outstanding balance of the notes was $83,815,000, unchanged from June 30, 2001.


NOTE C - RESTRUCTURING AND IMPAIRMENT CHARGES

During the quarter ended September 29, 2001, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The $8.7 million charge was principally a non-cash event and included $8.2 million for the net write down of property, plant and equipment. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company will transfer the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment.

NOTE D - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the three months ended September 29, 2001 is as follows (in thousands):

                                                                                        Total
                                             Common    Additional Paid   Retained   Stockholders'
                                             Stock       In Capital      Earnings       Equity
                                            --------  -----------------  ---------  --------------
Balance at June 30, 2001                    $   233   $         86,386    ($9,401)  $      77,218
Incentive stock award plan, shares issued         1                176                        177
Share repurchases                                (1)               (38)                       (39)
Net Income (loss)                                                          (8,159)         (8,159)
                                            --------  -----------------  ---------  --------------
Balance at September 29, 2001               $   233   $         86,524   ($17,560)  $       69,197
                                            ========  =================  =========  ==============

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

The Company, through its Delta Mills operating division, sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers. Delta Mills also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. Delta Mills represents the only business segment of the Company.

Net sales for the three months ended September 29, 2001 were $37.0 million as compared to $63.2 million in the first quarter of the prior fiscal year, a decrease of 41.5%. The decline in sales was primarily due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales.

Gross profit was $1.1 million and 3.0% of sales in the first quarter of fiscal year 2002. This compares to gross profit of $9.3 million and 14.7% of sales in the prior year quarter. Compared to the previous year, the negative results for the current quarter were primarily due to decreased running schedules that were caused by the decline in sales and market demand. Continued price pressure also had a negative impact on the current quarter results. The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002.

Selling, general and administrative expense (SG&A) was $2.6 million and 7.0% of net sales for the first quarter of fiscal year 2002 compared to SG&A of $3.3
million and 5.2% of net sales for the prior year quarter.   The reduction in
SG&A represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002.

For the quarter ended September 29, 2001, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The $8.7 million charge was principally a non-cash event and included $8.2 million for the net write down of property, plant and equipment. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company will transfer the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment. This adjustment to weaving capacity will also balance weaving with existing finishing capacity. The Company is currently operating at less than full capacity. Management believes that this action should result in improved operating results in the future.

Excluding impairment and restructuring charges, the Company's operating loss would have been $1.5 million. Including impairment and restructuring charges, the Company's operating loss was $10.2 million compared to an operating profit of $6.3 million for the quarter ended September 30, 2000. The decline in operating profit was due to the factors discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense net of interest income was $2.4 million for the quarter ended September 29, 2001, compared to $2.7 million for the prior year quarter. The reduction in interest expense is primarily due to the reduction in the senior notes.

The Company's subsidiary, Delta Mills, Inc., amended its $50 million revolving bank credit facility effective October 5, 2001 (see exhibit 4.3.1.2). At each of June 30, 2001 and September 29, 2001, no amounts were outstanding under this facility. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement from March 31, 2003 to March 31, 2004, includes GMAC's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and run out costs associated with the closing of its Furman Plant.

The income tax benefit for the quarter was $1.3 million before the impairment and restructuring charge. The tax benefit of the impairment and restructuring charge was $3.1 million and the total tax benefit including the impairment and restructuring charge was $4.4 million. This compares to income tax expense of $1.3 million in the previous year quarter. The effective tax rate in both years was approximately 35%.

Net loss, excluding the impairment and restructuring charge, was a loss of $2.5 million, or $.11 per share for the quarter ended September 29, 2001. Including the impairment and restructuring charge, the net loss was $8.2 million, or $.35 per share. This compares to a net income of $3.0 million, or $.12 per share for the prior year quarter. Net income for the three months ended September 30,2000 includes an extraordinary gain of $639,000, or $.02 per share, net of taxes of $352,000 and the write off of deferred loan costs of $392,000. This extraordinary gain occurred when the Company's subsidiary, Delta Mills, Inc., purchased $15.7 million face amount of its 9.625 % Senior Notes for $14.2 million. There was no extraordinary gain for the current quarter. The decline in net income was due to the factors discussed above.

In the quarter ended September 29, 2001 the Company purchased, in the open market, 40,900 shares of its common stock. These shares were retired at the time of purchase.

The Company believes that current cash balances combined with the cash flow generated by its operations will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures. The Company expects that no amounts will be outstanding against its $50 million revolver at the end of fiscal year 2002.

In July of 2001, the FASB issued SFAS 141, "Business Combinations". SFAS 141 requires all business combinations to be accounted for by the purchase method and eliminates use of the pooling-of -interests method. It also requires, upon adoption of SFAS 141, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Additionally, the statement requires recognition of intangible assets apart from goodwill and provides for additional disclosure of information related to a business combination. This SFAS is effective for all business combinations initiated after June 30, 2001. The adoption of this standard is not expected to materially impact the Company.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 eliminates goodwill amortization, provides guidance and requirements for impairment testing of goodwill, and discusses the treatment of other intangible assets. Adoption of the standard is required for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to materially impact the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 29, 2001, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $2.0 million on the value of the contracts.

PART  II.  OTHER INFORMATION

Item 1.   Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds*

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders

               The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 6, 2001.

                                                               Broker
                     For      Against  Withheld  Abstentions  Non-Votes
Election of       ----------  -------  --------  -----------  ---------
Directors
---------

W.F. Garrett      21,846,704            117,390
C.C. Guy          21,695,513            268,581
J.F. Kane         21,695,463            268,631
M. Lennon         21,670,764            293,330
E.E. Maddrey, II  21,821,924            142,170
B.A. Mickel       21,818,524            145,570



Ratification of
Appointment of
KPMG LLP as
Independent
Auditors for
Fiscal 2002       21,876,869   65,037    22,188
-----------



Item 5.     Other Information*

Item 6.     Exhibits and Reports on Form 8-K

          a)   Listing  of  Exhibits

4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001.

          b) No report on Form 8-K was filed during the fiscal quarter ended September 29, 2001.


* Items 1,2,3, and 5 are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Delta Woodside Industries, Inc.
                                                --------------------------------
                                                (Registrant)




Date      November 9, 2001                      By:  /s/  W. H. Hardman, Jr.
      -----------------------                   --------------------------------
                                                W.H. Hardman, Jr.
                                                Chief Financial Officer