Form 10-Q
period 2001-12-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2002-02-12
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to  ____________

Commission File number  1-10095

                        DELTA WOODSIDE INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               SOUTH CAROLINA                              57- 0535180
     (State or other jurisdiction of                    (I.R.S. Employer
     Incorporation or organization)                    Identification No.)

P.O.  Box 6126
100 Augusta Street
Greenville, South Carolina                                 29606
---------------------------------------               --------------
(Address of principal executive offices)                (Zip Code)


                                  864\255-4122
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                    (Not Applicable)
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Common Stock, $.01 Par Value-5,830,575 shares as of February 12, 2002, following a 4:1 reverse stock split on February 5, 2002.

DELTA WOODSIDE INDUSTRIES, INC.

                                             INDEX

PART I. FINANCIAL INFORMATION
                                                                                         Page

Item 1.    Financial Statements (Unaudited)

Condensed consolidated balance sheets-- December 29, 2001 and June 30, 2001              3

Condensed consolidated statements of operations--
           Three and Six months ended December 29, 2001 and December 30, 2000            4

Condensed consolidated statements of cash flows--
           Six months ended December 29, 2001 and December 30, 2000                      5

Notes to condensed consolidated financial statements-December 29, 2001                   6-7


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of
           Operations                                                                    8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                    10

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                            11

Item 2.     Changes in Securities and use of Proceeds                                    11

Item 3.     Defaults upon Senior Securities                                              11

Item 4.     Submission of Matters to a Vote of Security Holders                          11

Item 5.     Other Information                                                            11

Item 6.     Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                               12

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

(In Thousands, except share and per share data)
Delta Woodside Industries, Inc.
                                                                           December 29, 2001    June 30, 2001
                                                                          -------------------  ---------------
                                                                               Unaudited
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $           13,497   $       14,491
  Accounts receivable:
     Factor                                                                           38,188           37,617
     Less allowances for doubtful accounts and returns                                    51               51
                                                                          -------------------  ---------------
                                                                                      38,137           37,566
  Inventories
     Finished goods                                                                    9,443           13,241
     Work in process                                                                  20,085           23,195
     Raw materials and supplies                                                        5,850            6,766
                                                                          -------------------  ---------------
                                                                                      35,378           43,202

  Deferred income taxes                                                                3,340            2,966
  Prepaid expenses and other current assets                                              299              547
                                                                          -------------------  ---------------
                         TOTAL CURRENT ASSETS                                         90,651           98,772

PROPERTY, PLANT AND EQUIPMENT
     Cost                                                                            168,910          166,226
     Less accumulated depreciation                                                    93,957           81,195
                                                                          -------------------  ---------------
                                                                                      74,953           85,031


DEFERRED LOAN COSTS                                                                    1,470            1,680
NONCURRENT DEFERRED INCOME TAXES                                                      10,418            4,959
OTHER ASSETS                                                                              46               74
                                                                          -------------------  ---------------
TOTAL ASSETS                                                              $          177,538   $      190,516
                                                                          ===================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                  $            7,096   $        8,570
  Accrued employee compensation                                                        1,121            2,339
  Accrued and sundry liabilities                                                      11,655           11,966
                                                                          -------------------  ---------------
TOTAL CURRENT LIABILITIES                                                             19,872           22,875

LONG-TERM DEBT                                                                        83,815           83,815
DEFERRED COMPENSATION                                                                  6,980            6,608

SHAREHOLDERS' EQUITY
  Preferred Stock
  Common Stock - par value $.01 a share - authorized 50,000,000 shares, issued and outstanding 5,831,000 shares at December 29, 2001 and
   5,809,000 shares at June 30, 2001,as adjusted (see Note D)                             58               58
  Additional paid-in capital                                                          86,699           86,561
  Accumulated deficit                                                                (19,886)          (9,401)
                                                                          -------------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                            66,871           77,218
Commitments and Contingencies
                                                                          -------------------  ---------------
TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY                               $          177,538   $      190,516
                                                                          ===================  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)
Delta Woodside Industries, Inc.
                                           Three           Three            Six             Six
                                        Months Ended    Months Ended    Months Ended    Months Ended
                                        December 29,    December 30,    December 29,    December 30,
                                            2001            2000            2001            2000
                                       --------------  --------------  --------------  --------------
Net sales                              $      44,140   $      59,697   $      81,117   $     122,896
Cost of goods sold                            42,432          53,780          78,335         107,705
                                       --------------  --------------  --------------  --------------
Gross profit                                   1,708           5,917           2,782          15,191

Selling, general and
      administrative expenses                  2,871           3,580           5,463           6,921
Impairment and
    restructuring charges                                                      8,683
Other income (expense)                            18             (12)             40             363
                                       --------------  --------------  --------------  --------------
  Operating Profit (Loss)                     (1,145)          2,325         (11,324)          8,633

Interest (expense) income:
  Interest expense                            (2,468)         (2,703)         (4,933)         (5,674)
  Interest income                                 36             173             133             458
                                       --------------  --------------  --------------  --------------
                                              (2,432)         (2,530)         (4,800)         (5,216)
                                       --------------  --------------  --------------  --------------

Income (Loss) before Income
Taxes and Extraordinary Item                  (3,577)           (205)        (16,124)          3,417

Income tax expense (benefit)                  (1,251)            (61)         (5,639)          1,225
                                       --------------  --------------  --------------  --------------

Income (Loss ) before
Extraordinary Item                            (2,326)           (144)        (10,485)          2,192

Extraordinary gain (net of taxes)                                946                           1,585

                                       --------------  --------------  --------------  --------------
Net Income (Loss)                            ($2,326)  $         802        ($10,485)  $       3,777
                                       ==============  ==============  ==============  ==============

Basic and diluted earnings (loss)
  per share, as adjusted (Note D):
Income (loss) before
      extraordinary item               $       (0.40)  $       (0.02)  $       (1.80)  $        0.36
  Extraordinary gain                            0.00            0.16            0.00            0.26
                                       --------------  --------------  --------------  --------------
  Net earnings (loss)                  $       (0.40)  $        0.14   $       (1.80)  $        0.62
                                       ==============  ==============  ==============  ==============

Weighted average number
     of shares outstanding                 5,831,000       6,028,000       5,832,000       6,033,000
                                       ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands)

                                                              For the Six Months Ended
                                                       December 29, 2001    December 30, 2000
                                                      -------------------  -------------------
OPERATING ACTIVITIES
  Net income (loss)                                             ($10,485)  $            3,777
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation                                                  4,551                5,557
     Amortization                                                    211                  212
     Decrease in deferred loan costs                                                      783
     Discount to face value on repurchase of bonds                                     (3,242)
     Provision for impairment and restructuring                    8,683
     Change in deferred income taxes                              (5,833)               1,948
     Deferred compensation                                           367                  562
     Changes in operating assets and liabilities                   4,225                3,556
     Other                                                                               (125)
                                                      -------------------  -------------------
NET CASH PROVIDED BY  OPERATING ACTIVITIES                         1,719               13,028

INVESTING ACTIVITIES
    Property, plant and equipment:
       Purchases                                                  (2,674)              (1,956)
       Proceeds of dispositions of assets                                                 450
    Other                                                                                 204
                                                      -------------------  -------------------
NET CASH USED BY INVESTING ACTIVITIES                             (2,674)              (1,302)

FINANCING ACTIVITIES
    Proceeds from revolving line of credit                                              3,003
    Repayments of  revolving line of credit                                            (3,003)
    Repurchase and retirement of long term debt                                       (28,021)
    Repurchase of common  stock                                      (39)                (479)
                                                      -------------------  -------------------
NET CASH USED BY FINANCING ACTIVITIES                                (39)             (28,500)
                                                      -------------------  -------------------

DECREASE  IN CASH AND CASH EQUIVALENTS                              (994)             (16,774)

Cash and cash equivalents at beginning of year                    14,491               19,385
                                                      -------------------  -------------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER           $           13,497   $            2,611
                                                      ===================  ===================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., ("DMI" or "Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These bonds will mature in August, 2007. At December 29, 2001, the outstanding balance of the notes was $83,815,000, unchanged from June 30, 2001.

In August of 1997 a subsidiary of the Company, Delta Mills, Inc., ("DMI" or "Delta Mills"), obtained a secured five-year $100 million revolving line of credit subject to borrowing base limitations. The $100 million revolving line of credit was replaced by a new credit facility on March 31, 2000. Borrowings under the new credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $50 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and December 29, 2001, no amounts were outstanding under this facility.

The Company's secured four-year $50 million revolving bank credit facility was amended October 5, 2001. The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to the Company's stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The amendment of October 5, 2001 substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. During the three months ended December 29, 2001, the Company did not pay any dividends to Delta Woodside Industries, Inc.

The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivables are recorded on the Company's books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company's books as incurred as a part of General and Administrative Expense.

NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the six months ended December 29, 2001 is as follows (in thousands):

                                                                                            Total
                                             Common    Additional Paid   Accumulated    Stockholders'
                                             Stock       In Capital        Deficit         Equity
                                            --------  -----------------  ------------  ---------------
Balance at June 30, 2001                    $    58   $         86,561       ($9,401)  $       77,218
Incentive stock award plan, shares issued         1                176                            177
Share repurchases                                (1)               (38)                           (39)
Net Income (loss)                                                            (10,485)         (10,485)
                                            --------  -----------------  ------------  ---------------
Balance at December 29, 2001                $    58   $         86,699      ($19,886)  $       66,871
                                            ========  =================  ============  ===============

NOTE D - REVERSE STOCK SPLIT

The Company effected a 4:1 reverse split of its common stock on Tuesday, February 5, 2002. The Company's shareholders adopted an amendment to the Company's articles of incorporation that provides for the reverse split at a special meeting held on January 28, 2002. The shareholders authorized the Company's board of directors to determine whether to consummate the reverse split and to determine the ratio of the reverse split within a range of whole shares from 3:1 to10:1. The Company's board of directors set the ratio for the reverse split at 4:1. The Company paid cash in lieu of any fractional share in an amount based on the average of the closing sale prices of the Company's common stock (as adjusted to reflect the reverse split of shares) for the 20 trading days immediately prior to February 5, 2002 as reported in The Wall Street Journal. The total number of authorized shares of common stock and the par value of the common stock remain the same and were unaffected by the reverse split.

The common stock purchase rights attached to the Company's common stock pursuant to its Shareholder Rights Agreement, dated December 10, 1999 as amended, with First Union National Bank as rights agent were adjusted in connection with the reverse stock split as required by the provisions of Section 11(a) of the Rights Agreement to prevent any dilution or enlargement of the rights. The exercise price of each right was increased from the pre-split $5.00 per quarter-share of common stock to $20.00 per quarter-share. Each share of common stock will continue to have only one right attached to it, and each right will continue to evidence the right to acquire one quarter share of the Company's common stock.

All shares and per share amounts in the condensed consolidated financial statements have been retroactively restated in connection with the reverse stock split.

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

Net sales for the three months ended December 29, 2001 were $44.1 million as compared to $59.7 million in the first quarter of the prior fiscal year, a decrease of 26.1%. The decline in sales was primarily due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales. For the six months ended December 29, 2001, net sales were $81.1 million as compared to $122.9 million for the six months ended December 30, 2000.

Gross profit was $1.7 million and 3.9% of sales in the second quarter of fiscal year 2002. This compares to gross profit of $5.9 million and 9.9% of sales in the prior year quarter. Compared to the previous year, the negative results for the current quarter were primarily due to decreased production schedules that were caused by the decline in sales and market demand. Continued price pressure also had a negative impact on the current quarter results. The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002. For the six months ended December 29, 2001, gross profit was $2.8 million or 3.4% of net sales as compared to $15.2 million or 12.4% of net sales for the same six month period of the prior fiscal year.

Selling, general and administrative expense (SG&A) was $2.9 million and 6.5% of net sales for the second quarter of fiscal year 2002 compared to SG&A of $3.6 million and 6.0% of net sales for the prior year quarter. Selling, general and administrative expense (SG&A) was $5.5 million and 6.7% of net sales for the six months ended December 29, 2001 as compared to SG&A of $6.9 million and 5.6% of net sales for the prior year six months ended December 30, 2000. The reduction in SG&A represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002.

The Company reported an operating loss of $1.1 million in the current quarter compared to an operating profit of $2.3 million in the previous year quarter and an operating loss of $10.2 million last quarter. Last quarter's operating loss included asset impairment and restructuring charges of $8.6 million associated with closing the Furman Plant, as announced August 22, 2001. The current quarter's operating loss included continuing costs of $329,000 associated with closed facilities. Excluding the asset impairment and continuing costs of closed facilities, the Company's operating loss during the current quarter would have been $816,000, an improvement over the $1.5 million operating loss in the first quarter. For the six months ended December 29, 2001, the Company's operating loss was $11.3 million as compared to an operating profit of $8.6 million for the six months ended December 30, 2000. Excluding impairment and restructuring charges, the Company's operating loss would have been $2.7 million for the six months ended December 29, 2001. The decline in operating profit was due to the factors discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense net of interest income was $2.4 million for the quarter ended December 29, 2001, compared to $2.5 million for the prior year quarter. Interest expense net of interest income for the six months ended December 29, 2001 was $4.8 million compared to $5.2 million for the same period in fiscal 2001. The reduction in interest expense is primarily due to the reduction in the senior notes and was somewhat offset by a reduction in interest income due to a decline in interest rates.

The Company's subsidiary, Delta Mills, Inc., amended its $50 million revolving bank credit facility effective October 5, 2001. At each of June 30, 2001 and December 29, 2001, no amounts were outstanding under this facility. The amendment substantially increases the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduces the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. The amendment also extends the term of the Revolving Credit Agreement from March 31, 2003 to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant.

The income tax benefit for the quarter was $1.3 million. This compares to an income tax benefit of $61,000 in the previous year quarter. The income tax benefit for the six months ended December 29, 2001 was $5.6 million. This compares to income tax expense of $1.2 million for the six months ended December 30, 2000. The effective tax rate in both periods was approximately 35%. At December 29, 2001, the Company had regular tax loss carry forwards of $39 million for federal purposes and $13 million for state purposes. The Federal loss carry forwards expire at various intervals from 2012 to 2021 while the state loss carry forwards expire at various intervals beginning in 2003. At December 29, 2001, the Company's gross deferred tax assets are not reduced by a valuation allowance due to management's belief that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible.    Over the next two quarters, management will continue to evaluate the need for a valuation allowance based upon the Company's current operations and projections of future earnings. The potential tax effect of establishing a full valuation allowance is approximately $14 million.

The Company reported a net loss of $2.3 million or $0.40 per common share for the quarter ended December 29, 2001 compared to a net income of $802,000 or $.14 per common share for the quarter ended December 30, 2000. The Company's net income for the quarter ended December 30, 2000 included an after tax extraordinary gain of $946,000 or $0.16 per common share. The Company's net loss for the quarter ended December 29, 2001 included continuing costs of closed facilities of $214,000 or $.04 per share on an after tax basis. The Company reported a net loss of $10.5 million or $1.80 per common share for the six months ended December 29, 2001 compared to net income of $3.8 million or $.62 per common share for the six months ended December 30, 2000. The Company's net income for the six months ended December 30, 2000 included an after tax extraordinary gain of $1.6 million. This extraordinary gain occurred when the Company's subsidiary, Delta Mills, Inc., purchased $15.7 million face amount of its 9.625 % Senior Notes for $14.2 million. There was no extraordinary gain for the current fiscal year. The net loss for the six months ended December 29, 2001 included asset impairment and continuing costs associated with closed facilities of $5.9 million or $1.00 per share on an after tax basis. The decline in net income was due to the factors discussed above.

In the quarter ended December 29, 2001 the Company purchased, in the open market, 105 shares, as adjusted (see Note D), of its common stock. These shares were retired at the time of purchase.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On October 3, 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The Company will adopt the Statement effective for fiscal 2003. The adoption of this standard is not expected to materially impact the Company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 29, 2001, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.5 million
on the value of the contracts.   As of June 30, 2001, such a 10% decline would
have had a negative impact of $2.1 million. The decline in the potential negative impact from June 30, 2001 to December 29, 2001 is due principally to current cotton commitments being at lower average prices and because of a decline in the quantity of cotton fixed as compared to the previous period.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings*

Item 2.   Changes in Securities and Use of Proceeds

The Company effected a 4:1 reverse split of its common stock on Tuesday, February 5, 2002. The Company's shareholders adopted an amendment to the Company's articles of incorporation that provides for the reverse split at a special meeting held on January 28, 2002. The shareholders authorized the Company's board of directors to determine whether to consummate the reverse split and to determine the ratio of the reverse split within a range of whole shares from 3:1 to10:1. The Company's board of directors set the ratio for the reverse split at 4:1. The Company paid cash in lieu of any fractional share in an amount based on the average of the closing sale prices of the Company's common stock (as adjusted to reflect the reverse split of shares) for the 20 trading days immediately prior to February 5, 2002 as reported in The Wall Street Journal. The total number of authorized shares of common stock and the par value of the common stock remain the same and were unaffected by the reverse split.

The common stock purchase rights attached to the Company's common stock pursuant to its Shareholder Rights Agreement, dated December 10, 1999 as amended, with First Union National Bank as rights agent were adjusted in connection with the reverse stock split as required by the provisions of Section 11(a) of the Rights Agreement to prevent any dilution or enlargement of the rights. The exercise price of each right was increased from the pre-split $5.00 per quarter-share of common stock to $20.00 per quarter-share. Each share of common stock will continue to have only one right attached to it, and each right will continue to evidence the right to acquire one quarter share of the Company's common stock.

Item 3.     Defaults upon Senior Securities*

Item 4.     Submission of Matters to a Vote of Security Holders

                    The following summarizes the votes at the Special Meeting of the Company's shareholders held on January 28, 2002.

                                                          Broker
                For      Against  Withheld  Abstentions  Non-Votes
             ----------  -------  --------  -----------  ---------
Reverse
Stock Split  20,672,014  362,138                 29,772
-----------



Item 5.  Other Information*

Item 6.  Exhibits and Reports on Form 8-K

     a)   Listing  of  Exhibits
          3.1.6 Articles of Amendment to the Articles of Incorporation of the Company filed with the South Carolina Secretary of State on February 5, 2002.

     b) No report on Form 8-K was filed during the fiscal quarter ended December 29, 2001.


* Items 1,3, and 5 are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Delta Woodside Industries, Inc.
                                                 -------------------------------
                                                 (Registrant)




Date  February 12, 2002                           By: /s/ W. H. Hardman, Jr.
     ----------------------------                 ------------------------------
                                                  W.H. Hardman, Jr.
                                                  Chief Financial Officer