Form 10-Q
period 2002-03-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2002-05-14
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------  -----------------

Commission File number  1-10095

                        DELTA WOODSIDE INDUSTRIES, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)


             SOUTH CAROLINA                           57- 0535180
    -------------------------------               -------------------
    (State or other jurisdiction of               (I.R.S. Employer
     Incorporation or organization)               Identification No.)

P.O.  Box 6126
100 Augusta Street
Greenville, South Carolina                         29606
----------------------------------------         ----------
(Address of principal executive offices)         (Zip Code)


                                  864 255-4122
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value-5,830,423 shares as of May 14, 2002

DELTA WOODSIDE INDUSTRIES, INC.


                                                  INDEX

PART I. FINANCIAL INFORMATION
                                                                                                    Page
Item 1.    Financial Statements (Unaudited)

Condensed consolidated balance sheets-March 30, 2002 and June 30, 2001                                 3

Condensed consolidated statements of operations--
          Three and Nine months ended March 30, 2002 and March 31, 2001                                4

Condensed consolidated statements of cash flows--
          Nine months ended March 30, 2002 and March 31, 2001                                          5

Notes to condensed consolidated financial statements-March 30, 2002                                    6-7


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations      8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                  11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           12

Item 2.    Changes in Securities and use of Proceeds                                                   12

Item 3.    Defaults upon Senior Securities                                                             12

Item 4.    Submission of Matters to a Vote of Security Holders                                         12

Item 5.    Other Information                                                                           12

Item 6.    Exhibits and Reports on Form 8-K                                                            13

SIGNATURES                                                                                             14

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
(In Thousands, except share and per share data)
Delta Woodside Industries, Inc.
                                                                           March 30, 2002    June 30, 2001
                                                                          ----------------  ---------------
                                                                             Unaudited
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $         6,269   $       14,491
  Accounts receivable:
    Factor                                                                         42,688           37,617
    Less allowances for doubtful accounts and returns                                  51               51
                                                                          ----------------  ---------------
                                                                                   42,637           37,566
  Inventories
    Finished goods                                                                  6,493           13,241
    Work in process                                                                22,234           23,195
    Raw materials and supplies                                                      5,752            6,766
                                                                          ----------------  ---------------
                                                                                   34,479           43,202

  Deferred income taxes                                                             3,338            2,966
  Prepaid expenses and other current assets                                           360              547
                                                                          ----------------  ---------------
                   TOTAL CURRENT ASSETS                                            87,083           98,772

PROPERTY, PLANT AND EQUIPMENT
    Cost                                                                          172,022          166,226
    Less accumulated depreciation                                                  96,242           81,195
                                                                          ----------------  ---------------
                                                                                   75,780           85,031


DEFERRED LOAN COSTS                                                                 1,410            1,680
NONCURRENT DEFERRED INCOME TAXES                                                   11,730            4,959
OTHER ASSETS                                                                                            74
                                                                          ----------------  ---------------
TOTAL ASSETS                                                              $       176,003   $      190,516
                                                                          ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                  $         9,512   $        8,570
  Accrued employee compensation                                                     1,370            2,339
  Accrued and sundry liabilities                                                   10,771           11,966
                                                                          ----------------  ---------------
TOTAL CURRENT LIABILITIES                                                          21,653           22,875

LONG-TERM DEBT                                                                     82,815           83,815
DEFERRED COMPENSATION                                                               7,122            6,608

SHAREHOLDERS' EQUITY
  Preferred Stock
  Common Stock - par value $.01 a share - authorized 50,000,000 shares, issued and outstanding 5,830,000 shares at March 30, 2002 and
  5,809,000 shares at June 30, 2001,as adjusted (see Note D)                           58               58
  Additional paid-in capital                                                       86,694           86,561
  Accumulated deficit                                                             (22,339)          (9,401)
                                                                          ----------------  ---------------
TOTAL SHAREHOLDERS' EQUITY                                                         64,413           77,218
Commitments and Contingencies
                                                                          ----------------  ---------------
TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY                               $       176,003   $      190,516
                                                                          ================  ===============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)
Delta Woodside Industries, Inc.
                                           Three           Three            Nine            Nine
                                        Months Ended    Months Ended    Months Ended    Months Ended
                                         March 30,       March 31,       March 30,       March 31,
                                            2002            2001            2002            2001
                                       --------------  --------------  --------------  --------------
Net sales                              $      41,190   $      52,991   $     122,307   $     175,887
Cost of goods sold                            40,165          50,795         118,500         158,500
                                       --------------  --------------  --------------  --------------
Gross profit                                   1,025           2,196           3,807          17,387

Selling, general and
      administrative expenses                  3,033           3,001           8,496           9,922
Impairment and
    restructuring charges                                                      8,683
Other income (expense)                            50             (11)             90             352
                                       --------------  --------------  --------------  --------------
  Operating Profit (Loss)                     (1,958)           (816)        (13,282)          7,817

Interest (expense) income:
  Interest expense                            (2,409)         (2,653)         (7,342)         (8,327)
  Interest income                                 93              75             226             533
                                       --------------  --------------  --------------  --------------
                                              (2,316)         (2,578)         (7,116)         (7,794)
                                       --------------  --------------  --------------  --------------

Income (Loss) before Income
Taxes and Extraordinary Item                  (4,274)         (3,394)        (20,398)             23

Income tax expense (benefit)                  (1,496)         (1,205)         (7,135)             20
                                       --------------  --------------  --------------  --------------

Income (Loss ) before
Extraordinary Item                            (2,778)         (2,189)        (13,263)              3

Extraordinary gain (net of taxes)                325                             325           1,585

                                       --------------  --------------  --------------  --------------
Net Income (Loss)                            ($2,453)        ($2,189)       ($12,938)  $       1,588
                                       ==============  ==============  ==============  ==============

Basic and diluted earnings (loss)
    per share, as adjusted (Note D):
Income (loss) before
        extraordinary item             $       (0.48)  $       (0.37)  $       (2.27)  $        0.00
  Extraordinary gain                            0.06            0.00            0.06            0.27
                                       --------------  --------------  --------------  --------------
  Net earnings (loss)                  $       (0.42)  $      (0.37 )  $       (2.21)  $        0.27
                                       ==============  ==============  ==============  ==============

Weighted average number
      of shares outstanding                5,831,000       5,910,000       5,832,000       5,992,000
                                       ==============  ==============  ==============  ==============

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands)
                                                          For the Nine Months Ended
                                                       March 30, 2002    March 31, 2001
                                                      ----------------  ----------------
OPERATING ACTIVITIES
  Net income (loss)                                          ($12,938)  $         1,588
  Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities:
    Depreciation                                                6,836             8,204
    Amortization                                                  316               318
    Decrease in deferred loan costs                                                 783
    Discount to face value on repurchase of bonds                (500)           (3,242)
    Provision for impairment and restructuring                  8,683
    Change in deferred income taxes                            (7,144)            1,164
    Deferred compensation                                         513
    Changes in operating assets and liabilities                 2,342             8,621
    Other                                                                             5
                                                      ----------------  ----------------
NET CASH PROVIDED (USED) BY  OPERATING ACTIVITIES              (1,892)           17,441

INVESTING ACTIVITIES
    Property, plant and equipment:
      Purchases                                                (5,786)           (4,612)
      Proceeds of dispositions of assets                                            450
    Other                                                                           811
                                                      ----------------  ----------------
NET CASH USED BY INVESTING ACTIVITIES                          (5,786)           (3,351)

FINANCING ACTIVITIES
    Proceeds from revolving line of credit                                        3,003
    Repayments of  revolving line of credit                                      (3,003)
    Repurchase and retirement of long term debt                  (500)          (28,021)
    Repurchase of common  stock                                   (44)             (641)
                                                      ----------------  ----------------
NET CASH USED BY FINANCING ACTIVITIES                            (544)          (28,662)
                                                      ----------------  ----------------

DECREASE  IN CASH AND CASH EQUIVALENTS                         (8,222)          (14,572)

Cash and cash equivalents at beginning of year                 14,491            19,385
                                                      ----------------  ----------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER           $         6,269   $         4,813
                                                      ================  ================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article
10 of Regulation S-X.   Accordingly, they do not include all of the information
and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 2001.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc., issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 30, 2002, the outstanding balance of the notes was $82,815,000, a decrease of $1.0 million from the balance at June 30, 2001.

Delta Mills has completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on April 3, 2002 and expired on May 1, 2002 as scheduled. As of the expiration, a total principal amount of $34,996,000 of notes was tendered by holders of the notes and accepted for payment by Delta Mills. The "Clearing Price" of $525 per $1,000 principal amount was paid on May 6, 2002 to all holders who tendered their notes. The Company paid a total of $18,372,900, plus accrued interest of $608,177, to repurchase notes. To fund this transaction, Delta Mills used available cash plus borrowings of $14.2 million from its revolving credit facility and $3.4 million from its parent, Delta Woodside Industries, Inc.

On March 31, 2000 a subsidiary of the Company, Delta Mills, Inc., obtained a secured four-year $50 million revolving credit facility. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit as a result of a March 31, 2002 amendment described below. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and March 30, 2002, no amounts were outstanding under this facility.

The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment of October 5, 2001 substantially increased the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. This amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, Delta Mills amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million.

Delta Mills assigns a substantial portion of its trade accounts receivable to GMAC Commercial Credit LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivables are recorded on the Delta Mills' books at full value and represent amounts due Delta Mills from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Delta Mills' books as incurred as a part of General and Administrative Expense.


NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the nine months ended March 30, 2002 is as follows (in thousands):

                                                                                           Total
                                            Common    Additional Paid   Accumulated    Stockholders'
                                            Stock       In Capital        Deficit         Equity
                                           --------  -----------------  ------------  ---------------
Balance at June 30, 2001                   $    58   $         86,561       ($9,401)  $       77,218
Incentive stock award plan, shares issued        1                176                            177
Share repurchases                               (1)               (43)                           (44)
Net Loss                                                                    (12,938)         (12,938)
                                           --------  -----------------  ------------  ---------------
Balance at March 30, 2002                  $    58   $         86,694      ($22,339)  $       64,413
                                           ========  =================  ============  ===============


NOTE D - REVERSE STOCK SPLIT

The Company effected a 4:1 reverse split of its common stock on Tuesday, February 5, 2002. The Company's shareholders adopted an amendment to the Company's articles of incorporation that provided for the reverse split at a special meeting held on January 28, 2002. The shareholders authorized the Company's board of directors to determine whether to consummate the reverse split and to determine the ratio of the reverse split within a range of whole shares from 3:1 to10:1. The Company's board of directors set the ratio for the reverse split at 4:1. The Company paid cash in lieu of any fractional share in an amount based on the average of the closing sale prices of the Company's common stock (as adjusted to reflect the reverse split of shares) for the 20 trading days immediately prior to February 5, 2002 as reported in The Wall Street Journal. The total number of authorized shares of common stock and the par value of the common stock remain the same and were unaffected by the reverse split.

The common stock purchase rights attached to the Company's common stock pursuant to its Shareholder Rights Agreement, dated December 10, 1999, as amended, with First Union National Bank as rights agent, were adjusted in connection with the reverse stock split as required by the provisions of Section 11(a) of the Rights Agreement to prevent any dilution or enlargement of the rights. The exercise price of each right was increased from the pre-split $5.00 per quarter-share of common stock to $20.00 per quarter-share. Each share of common stock will continue to have only one right attached to it, and each right will continue to evidence the right to acquire one quarter share of the Company's common stock.

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

Net sales for the three months ended March 30, 2002 were $41.2 million as compared to $53.0 million in the third quarter of the prior fiscal year, a decrease of 22.3%. For the nine months ended March 30, 2002, net sales were $122.3 million as compared to $175.9 million for the nine months ended March 31, 2001, a decrease of 30.5%. For both the current quarter and the nine months, the majority of the decline in sales was due to a reduction in sales unit volume that reflects the downward adjustment in market demand for the apparel industry. Some sales price declines also contributed to the decline in sales.

Gross profit was $1.0 million and 2.5% of sales in the third quarter of fiscal year 2002. This compares to gross profit of $2.2 million and 4.1% of sales in the prior year quarter. For the nine months ended March 30, 2002, gross profit was $3.8 million or 3.1% of net sales as compared to $17.4 million or 9.9% of net sales for the same nine months period of the prior fiscal year. For both the current quarter and the nine months, the decline in gross profit was due to decreased production schedules, reduced sales prices and some change in product
mix.   All three factors were caused by the decline in sales and market demand.
The decline in gross profit was somewhat offset by reduced manufacturing costs as a result of the cost reduction plan put in place at the beginning of fiscal year 2002.

Selling, general and administrative expense (SG&A) was $3.0 million and 7.4% of net sales for the third quarter of fiscal year 2002 compared to SG&A of $3.0 million and 5.7% of net sales for the prior year quarter. Selling, general and administrative expense (SG&A) was $8.5 million and 6.9% of net sales for the nine months ended March 30, 2002 as compared to SG&A of $9.9 million and 5.6% of net sales for the nine months ended March 31, 2001. The year to date reduction in SG&A over the previous year's expense represents reductions in expenses associated with administrative salaries and various general expense items. Some of these reductions were part of the cost reduction plan put in place at the beginning of fiscal year 2002.

The Company reported an operating loss of $2.0 million in the current quarter compared to an operating loss of $.8 million in the previous year quarter and an operating loss of $1.1 million in the second quarter of the current fiscal year. The previous quarter's operating loss included continuing costs of closed facilities of $329,000. The current quarter's operating loss includes continuing costs of $86,000 associated with closed facilities. Excluding the asset impairment and continuing costs of closed facilities, the Company's operating loss during the current quarter would have been $1.9 million. For the nine months ended March 30, 2002, the Company's operating loss was $13.3 million as compared to an operating profit of $7.8 million for the nine months ended March 31, 2001. The current year results include an impairment and restructuring charge of $8.7 million related to the closing of the Company's Furman facility. Excluding impairment and restructuring charges and the continuing costs of closed facilities, the Company's operating loss would have been $4.2 million for the nine months ended March 30, 2002. The decline in operating profit was due to the factors discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense net of interest income was $2.3 million for the quarter ended March 30, 2002, compared to $2.6 million for the prior year quarter. Interest expense net of interest income for the nine months ended March 30, 2002 was $7.1 million compared to $7.8 million for the same period in fiscal 2001. The reduction in interest expense is primarily due to the reduction in the senior notes and was somewhat offset by a reduction in interest income due to a decline in interest rates and a reduction in cash.

The income tax benefit for the quarter was $1.5 million. This compares to an income tax benefit of $1.2 million in the previous year quarter. The income tax benefit for the nine months ended March 30, 2002 was $7.1 million. This compares to income tax expense of $20,000 for the nine months ended March 31, 2001. The effective tax rate in both periods was approximately 35%. At March 30, 2002, the Company had regular tax loss carry forwards of $39 million for federal purposes and $13 million for state purposes. The Federal loss carry forwards expire at various intervals from 2012 to 2021,while the state loss carry forwards expire at various intervals beginning in 2003. At March 30, 2002, the Company's gross deferred tax assets are not reduced by a valuation allowance due to management's belief that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become
deductible.    Management continues to evaluate the need for a valuation
allowance based upon the Company's current operations and projections of future earnings. The potential tax effect of establishing a full valuation allowance is approximately $15 million.

The Company reported a net loss of $2.5 million or $0.42 per common share for the quarter ended March 30, 2002 compared to a net loss of $2.2 million or $.37 per common share for the quarter ended March 31, 2001. The Company's net loss for the quarter ended March 30, 2002 included an after tax extraordinary gain of $325,000 or $0.06 per common share. This extraordinary gain occurred when the Company's subsidiary, Delta Mills, Inc., purchased $1.0 million face amount of its 9.625 % Senior Notes for $.5 million. The Company's net loss for the quarter ended March 30, 2002 included continuing costs of closed facilities of $56,000 or $.01 per share on an after tax basis. The Company reported a net loss of $12.9 million or $2.21 per common share for the nine months ended March 30, 2002 compared to net income of $1.6 million or $.27 per common share for the nine months ended March 31, 2001. The Company's net income for the nine months ended March 31, 2001 included an after tax extraordinary gain of $1.6 million. This extraordinary gain occurred when the Company's subsidiary, Delta Mills, Inc., purchased $15.7 million face amount of its 9.625 % Senior Notes for $14.2 million. The net loss for the nine months ended March 30, 2002 included asset impairment and continuing costs associated with closed facilities of $5.9 million or $1.00 per share on an after tax basis. The decline in net income was due to the factors discussed above.

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 30, 2002, the outstanding balance of the notes was $82,815,000, a decrease of $1.0 million from the balance at June 30, 2001.

Delta Mills has completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on April 3, 2002 and expired on May 1, 2002 as scheduled. As of the expiration, a total principal amount of $34,996,000 of notes was tendered by holders of the notes and accepted for payment by Delta Mills. The "Clearing Price" of $525 per $1,000 principal amount was paid on May 6, 2002 to all holders who tendered their notes. The Company paid a total of $18,372,900, plus accrued interest of $608,177, to repurchase notes. To fund this transaction, Delta Mills used available cash plus borrowings of $14.2 million from its revolving credit facility and $3.4 million from its parent, Delta Woodside Industries, Inc.

On March 31, 2000 Delta Mills obtained a secured four-year $50 million revolving credit facility. Borrowings under this credit facility are based on eligible accounts receivable and inventory of the Company, subject to a maximum $37.5 million availability limit as a result of a March 31, 2002 amendment described below. The facility is secured by the accounts receivable, inventory and capital stock of the Company. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. At each of June 30, 2001 and March 30, 2002, no amounts were outstanding under this facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The credit facility contains restrictive covenants that, among other things, require that the Delta Mills' Maximum Leverage Ratio, as defined therein, not exceed specified amounts. The agreement also restricts additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. An amendment of October 5, 2001 substantially increased the permitted leverage ratio for the preceding four quarters ending with the third quarter of fiscal year 2002, and slightly reduced the permitted leverage ratio for the four quarters ending with the fourth fiscal quarter of fiscal year 2002 and subsequent quarters that Delta Mills is required to maintain pursuant to covenants in the agreement. This amendment also extends the term of the Revolving Credit Agreement to March 31, 2004, includes the lender's consent to the sale of Delta Mills' Furman Plant, which was announced August 22, 2001, and allows Delta Mills to exclude from the calculation of the leverage ratio the closing costs and continuing costs associated with the closing of its Furman Plant. Effective March 31, 2002, Delta Mills amended its $50 million credit facility, eliminating the permitted leverage ratio covenant and adding a $12.5 million minimum availability requirement. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. During the three months ended March 30, 2002, Delta Mills did not pay any dividends to the Company.

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


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: When required by circumstances, the Company evaluates the recoverability of its long - lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write - down to fair value is required.

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. At March 30, 2002, the Company had regular tax loss carry forwards of $39 million for federal purposes and $13 million for state purposes. The Federal loss carry forwards expire at various intervals from 2012 to 2021,while the state loss carry forwards expire at various intervals beginning in 2003. At March 30, 2002, the Company's gross deferred tax assets are not reduced by a valuation allowance due to management's belief that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary
differences become deductible.    Management continues to evaluate the need for
a valuation allowance based upon the Company's current operations and projections of future earnings. The potential tax effect of establishing a full valuation allowance is approximately $15 million.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of March 30, 2002, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.4 million on the value of the contracts. As of June 30, 2001, such a 10% decline would have had a negative impact of $2.1 million. The decline in the potential negative impact from June 30, 2001 to March 30, 2002 is due principally to current cotton commitments being at lower average prices and because of a decline in the quantity of cotton with fixed prices as compared to the previous period.

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


Item 3.    Defaults upon Senior Securities*

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its shareholders on January 28, 2002 to consider an amendment to the Company's articles of incorporation to authorize a reverse stock split with a ratio within a range of whole shares from 3:1 to 10:1 to be determined by the Company's board of directors. The amendment also authorized the board of directors to determine whether to consummate the reverse split. Holders of a total of 21,063,924 shares (90.3% of the total outstanding shares) of the Company's common stock were present at the special meeting either in person or by proxy constituting a quorum. The amendment was approved with 20,672,014 shares (98.1% of shares present) votes for, 362,138 shares (1.7%) voted against or withheld and 29,772 shares (.2%) abstaining. There were no broker non-votes.

Item 5.    Other Information

On April 22, 2002, the Company received notification from the New York Stock Exchange that the Company had not met the continued listing standard that provides that average total market capitalization cannot be less than $15 million over a consecutive 30 trading day period. The Company has 45 days from April 22, 2002 to submit a business plan to the exchange that returns the Company to conformity with this continued listing standard within 18 months of April 22, 2002. Management is considering options to address the deficiency within the required time frame and expects to present a business plan to representatives of the New York Stock Exchange within the required time frame.

Item 6.  Exhibits and Reports on Form 8-K

         a)   Listing  of  Exhibits

3.1.6 Articles of Amendment to the Articles of Incorporation of the Company filed with the South Carolina Secretary of State on February 5, 2002.

4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001.

4.3.1.3 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002.

          b) No report on Form 8-K was filed during the fiscal quarter ended March 30, 2002.


* Items 1 and 3 are not applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Delta Woodside Industries, Inc.
                                                 -------------------------------
                                                 (Registrant)




Date        May 14, 2002                         By: /s/ W. H. Hardman, Jr.
    ----------------------------                 --------------------------
                                                 W.H. Hardman, Jr.
                                                 Chief Financial Officer