Form 10-K
period 2002-06-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2002-09-27
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2002

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095
                       -------

                         DELTA WOODSIDE INDUSTRIES, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

     South Carolina                             57-0535180
---------------------------         -------------------------------------
  (State of Incorporation)          (I.R.S. Employer Identification No.)

  PO Box 6126
  100 Augusta Street
  Greenville, South Carolina                                       29606
-------------------------------------------                --------------------
(Address of principal executive offices)                         (Zip code)

                                  864/255-4122
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

              Title of each class                  Name of each exchange
              -------------------                   on which registered
                                                   ----------------------

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

                 Yes    X                  No _____
                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the common equity held by non-affiliates of the registrant as of September 24, 2002 was:

         Common Stock, $.01 par value  -  $8,054,957

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 24, 2002 was:

         Common Stock, par value $.01 -  5,862,216

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended June 29, 2002 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 7, 2002 are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS
----------------

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

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving only facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company has transferred the current production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment. The Company expects to complete the sale of these assets in fiscal year 2003.


PRODUCTS, MARKETING AND MANUFACTURING

The Company produces woven textile fabrics through its Delta Mills (formerly named the Delta Mills Marketing Company) operating division. As a result of the spin-offs of Delta Apparel and Duck Head and the subsequent classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

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

The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler(R) and Lee(R) divisions of V.F. Corporation, The Gap, Kellwood Company and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. These fabrics account for more than 10% of net sales for fiscal year 2002. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-Free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, and career apparel (uniforms). Net sales of woven fabrics were $175 million, $213 million, and $249 million during fiscal 2002, 2001, and 2000 respectively. For fiscal year 2002, the Company had two customers, Levi Strauss and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million in fiscal 2002. For fiscal year 2001 and fiscal year 2000, the Company had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, that each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million and $109 million for fiscal 2001and for fiscal 2000, respectively. The loss of any of these accounts could have a material adverse effect on the results of the Company.

The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long term growth. The Company sells and distributes its fabrics through a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating from Atlanta, Dallas, San Francisco and Mexico.

During fiscal years 2002, 2001 and 2000, approximately 83%, 82% and 83%, respectively, of the Company's finished woven fabric sales are of fabrics made from cotton or cotton/synthetic blends, while approximately 17%, 18% and 17%, respectively, of such sales are of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. In the production of military fabrics, the Company purchases a portion of its greige goods needs and finishes this fabric to specifications. The Company's woven finished fabrics plants are currently operating at less than full capacity.


RAW MATERIALS

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester prices for fiscal year 2002 were unchanged from fiscal year 2001. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $.594 in fiscal year 2002 as compared to $.659 in fiscal year 2001, and $.661 in fiscal year 2000. As of June 29, 2002, the Company had contracted to purchase 100% and had fixed the price for approximately 92% of its expected cotton requirements for fiscal year 2003. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.


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

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties over a period of time that began in January of 1995. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO may result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

A Free Trade Area of the Americas agreement (often referred to as "FTAA") is being negotiated, with expected implementation in the year 2005. FTAA will be a NAFTA-like agreement among most of the nations in the Americas. While the agreement language is not final, the rules of origin will likely allow apparel to be imported into the United States without tariff or quota provided the yarns and fabrics are formed in any participating country. This agreement would create an incentive for apparel manufacturers to use fabric from the Americas region rather than other parts of the world, which could be beneficial to the Company and other domestic textile manufacturers. Conversely, this agreement may result in an increase in the production and use of regional fabrics formed outside the U.S., which would be a disadvantage to the Company.


EMPLOYEES

The Company has approximately 1,800 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.

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


INDUSTRY SEGMENT INFORMATION

As a result of the spin-offs of Delta Apparel and Duck Head and the subsequent classification of the Duck Head Apparel Company division and the Delta Apparel Company division as discontinued operations, Delta Mills is the only business segment of the Company.

ITEM 2. PROPERTIES
------------------

The following table provides a description of Delta Woodside's principal facilities.

                                                                               Approximate
                                                                                 Square
             Location                           Utilization                      Footage    Owned/Leased
             --------                           -----------                      -------    ------------

                                              Corporate and
Greenville. SC                                Administrative Offices              17,400     Leased (1)
Beattie Plant, Fountain Inn, SC               Spinning and Weaving               390,000     (2)
Estes Plant, Piedmont, SC                     Spinning and Weaving               332,000     (2)
Delta 3 Plant, Wallace, SC                    Dyeing and Finishing               555,000     (2)
Pamplico/Cypress Plant, Pamplico, SC          Spinning and Weaving               419,000     (2)
Delta 2 Plant, Wallace, SC                    Dyeing and Finishing               347,000     (2)
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

         Except as noted above, all of the above facilities are owned by the Company's Delta Mills, Inc. subsidiary, subject in certain cases to various outstanding liens.

         Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires December 31, 2003. Sales offices are leased in New York City under leases expiring in December 2004.

         At the date of execution of this Form 10-K, the Company believes that its plants are operating at less than full production capacity.

         At the date of execution of this Form 10-K, the Company has closed and plans to dispose of its Furman facility in Fountain Inn, SC. The Company expects to complete the sale of this facility in fiscal year 2003.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

All litigation to which the Company is a party is ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions, if adversely decided, would have a material adverse effect on its results of operations or financial condition taken as a whole.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2002 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 29, 2002 is incorporated herein by reference.

During fiscal 2002, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.


Equity Compensation Plan Disclosure

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 29, 2002:


                                                                                                       ( c )
                                                                                               Number of Securities
                                              ( a )                                           Remaining Available for
                                       Number of Securities                ( b )               Future issuance Under
                                        to be Issued Upon             Weighted-Average          Equity Compensation
                                     Exercise of Outstanding         Exercise Price of           Plans (Excluding
                                        Options, Warrants,          Outstanding Options,      Securities Reflected in
Plan category                               and Rights              Warrants and Rights            Column ( a ))
----------------------------------  ---------------------------   -------------------------  --------------------------
Equity compensation plans
approved by stockholders:

Stock Option Plans                                 412,196                         $7.09                       44,341


Incentive Stock Plans                               87,841                         $0.01                        7,173
                                    ---------------------------   -------------------------  --------------------------
  Sub-total                                        500,037                         $5.85                       51,514

Equity compensation plans not
approved by stockholders                               N/A                           N/A                          N/A
                                    ---------------------------   -------------------------  --------------------------
Total                                              500,037                         $5.85                       51,514


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 29, 2002 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 12 of the Company's annual shareholders' report for the year ended June 29, 2002 is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The material under the subheading , "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the Company's annual shareholders' report for the year ended June 29, 2002 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements included on pages 16 through 36 of the Company's annual shareholders' report for the year ended June 29, 2002 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
Not applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" ,"Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance".


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

          (a) (1) and (2)   Financial Statements and Financial Statement
                            Schedules
                            --------------------------------------------

The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 29, 2002 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- June 29, 2002 and June 30, 2001.

         Consolidated statements of operations--Years ended June 29, 2002, June 30, 2001 and July 1, 2000.

         Consolidated statements of shareholders' equity--Years ended June 29, 2002, June 30, 2001 and July 1, 2000.

         Consolidated statements of cash flows--Years ended June 29, 2002, June 30, 2001 and July 1, 2000.

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

3.1.6 Articles of Amendment to the Articles of Incorporation of the Company filed with the South Carolina Secretary of State on February 5, 2002: Incorporated by reference to Exhibit 3.1.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2001 and filed with the Securities and Exchange Commission on February 12, 2002.

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

4.3.1.2 Consent and Amendment to Credit Agreement and Other Documents, dated as of October 5, 2001: Incorporated by reference to Exhibit 4.3.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2001 and filed with the Securities and Exchange Commission on November 9, 2001.

4.3.1.3 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 31,2002: Incorporated by reference to Exhibit 4.3.1.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2002 and filed with the Securities and Exchange Commission on May 14, 2002.

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

5.1** Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective June 30, 2000: Incorporated by reference to
            Exhibit 10.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.2** Incentive Stock Award Plan effective July 1, 1990: Incorporated by reference to Exhibit 10.1 to the Form 10-Q of the Company for the fiscal quarter ended March 31, 1990

5.2.1** 1995 Amendment to the Incentive Stock Award Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.3.1 to the Form 10-Q of the Company for the quarterly period ended December 30, 1995 (the "December 1995 10-Q").

5.2.2** 1997 Amendment to Incentive Stock Award Plan effective as of November 6, 1997: Incorporated by reference to exhibit 99.1 to Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45771)

5.3** Stock Option Plan effective as of July 1, 1990: Incorporated by reference to Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended June 30, 1990.

5.3.1**     Amendment No. 1 to Stock Option Plan:  Incorporated by reference to
            Exhibit 10.1 to the December 1990 10-Q.

5.3.2**     Amendment to Stock Option Plan:  Incorporated by reference to
            Exhibit 10.9.2 to the Company's Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").

5.3.3** 1995 Amendment to the Stock Option Plan effective as of November 9, 1995: Incorporated by reference to Exhibit 10.4.4 to the December 1995 10-Q.

5.3.4** 1997 Amendment to Stock Option Plan effective as of November 6, 1997: Incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).

5.3.5** Amendment to Stock Option Plan adopted April 25, 2000: Incorporated by reference to Exhibit 10.4.6 to the Company's Form 10-Q for the fiscal quarter ended April 1, 2000.

5.3.6**     Amendments to Stock Option Plan: Incorporated by reference to
            Exhibit 4.3.1.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.4** Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred Compensation by and between the Company and certain pre-spin-off Delta Woodside Industries, Inc, plan participants: Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.4.1 List of directors and officers of the Company who signed the document described in Exhibit 10.7: Incorporated by reference to
            Exhibit 10.7.1 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.4.2** Form of Amendment of Stock Options by and between Delta Woodside Industries, Inc. and certain pre-spin-off plan participants:
            Incorporated by reference to Exhibit 10.7.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.5**       Directors Stock Acquisition Plan:  Incorporated by reference to
            Exhibit 10.14 to the 1991 10-K.

5.5.1**     Amendment of Director Stock Acquisition Plan, dated April 30, 1992:
            Incorporated by reference to Exhibit 10.12.2 to the 1992 10-K.

5.6**       2000 Stock Option Plan of Delta Woodside Industries, Inc:
            Incorporated by reference to Exhibit 10.10 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

5.6.1       Amendment of 2000 stock option plan of Delta Woodside Industries,
            Inc: Incorporated by reference to Item 6(a) of the Company's report on Form 10-Q for the quarter ended September 30, 2000 and filed with the Securities and Exchange Commission on November 14, 2000.


5.7**       2000 Incentive Stock Award Plan of Delta Woodside Industries, Inc:
            Incorporated by reference to Exhibit 10.11 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.


5.8** Letter dated June 28,2000 to William F. Garrett: Incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.


5.9 Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries, Inc. Duck Head Apparel Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Company with the date of June 30, 2000.

5.9.1       Amendment to tax sharing agreement dated as of August 6, 2001.:
            Incorporated by reference to Exhibit 10.17.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 24, 2001, the "2001 10-K."

5.10        See Exhibits  4.3.1, 4.3.1.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6 and
            4.4.

13 Annual Report to Shareholders of the Company for the fiscal year ended June 29, 2002.

21 Subsidiaries of the Company: Incorporated by reference to Exhibit 21 to the 2001 10-K.

23 Report on Schedules and Independent Auditors' Consent for the years ended June 29, 2002, June 30, 2001 and July 1, 2000.

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated September 27, 2002.

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated September 27, 2002.

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

         (b)      Reports on Form 8-K
                  --------------------

                  No reports were filed on Form 8-K during the fourth quarter of fiscal 2002.

         (c)      Exhibits

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


                                         DELTA WOODSIDE INDUSTRIES, INC.
                                         (Registrant)


          September 27, 2002             By:  /s/ William F. Garrett
-------------------------------          -------------------------------
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


/s/ C.C. Guy                          9/27/2002        /s/ William F. Garrett                                   9/27/2002
------------------------------------- ------------     -------------------------------------------------------- ------------
C.C. Guy                              Date             William F. Garrett                                       Date
Director                                               President, Chief Executive Officer and Director

/s/ James F. Kane                     9/27/2002        /s/ William H. Hardman, Jr.                              9/27/2002
------------------------------------- ------------     -------------------------------------------------------- ------------
James F. Kane                         Date             William H. Hardman, Jr.                                  Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

/s/ Max Lennon                        9/27/2002        /s/ Donald C. Walker                                     9/27/2002
------------------------------------- ------------     -------------------------------------------------------- ------------
Max Lennon                            Date             Donald C. Walker                                         Date
Director                                               Vice President, Assistant Secretary, and Controller

/s/ E. Erwin Maddrey, II              9/27/2002
------------------------------------- ------------
E. Erwin Maddrey, II                  Date
Director

/s/ Buck A. Mickel                    9/24/2002
------------------------------------- ------------
Buck A. Mickel                        Date
Director


CERTIFICATIONS
--------------

I, William F. Garrett, the President and Chief Executive Officer of Delta Woodside Industries, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Delta Woodside;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002                           /s/ William F. Garrett
------------------------                           ------------------------
                                                   William F. Garrett
                                                   President and Chief Executive
                                                   Officer


I, William H. Hardman, Jr., the Vice President, Treasurer and Chief Financial Officer of Delta Woodside Industries, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Delta Woodside;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 27, 2002                            /s/ William H. Hardman, Jr.
      ------------------                           ----------------------------
                                                    William H. Hardman, Jr.
                                                    Vice President, Treasurer
                                                    and
                                                    Chief Financial Officer

                                  EXHIBIT INDEX








SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
(In thousands)
                                                                         June 29, 2002        June 30, 2001
                                                                         -------------        -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $   262              $ 2,775

  Deferred income taxes                                                            533                  984
  Prepaid expenses and other current assets                                      5,470                5,545
                                                                       ----------------     ----------------
                                TOTAL CURRENT ASSETS                             6,265                9,304

INVESTMENT IN SUBSIDIARIES                                                      38,926               40,989
ADVANCES TO SUBSIDIARIES                                                        16,870               13,543
DEFERRED INCOME TAXES                                                           13,214               13,518
OTHER ASSETS                                                                        25                   25
                                                                       ----------------     ----------------
   TOTAL ASSETS                                                                $75,300              $77,379
                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                     $    54              $   161
                                                                       ----------------     ----------------
                    TOTAL CURRENT LIABILITIES                                       54                  161

SHAREHOLDERS' EQUITY
  Preferred Stock                                                                    0                    0
  Common Stock -- par value $.01 a share -- authorized
     50,000,000 shares, issued and outstanding 5,829,000 shares
      (2002) and 5,809,000 shares (2001)                                            58                   58
  Additional paid-in capital                                                    86,694               86,561
  Retained deficit                                                             (11,506)              (9,401)
                                                                       ----------------     ----------------
                                                                                75,246               77,218
COMMITMENTS AND CONTINGENCIES
                                                                       ----------------     ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                $75,300              $77,379
                                                                       ================     ================




See notes to condensed financial statements.





CONDENSED STATEMENTS OF OPERATIONS Delta Woodside Industries, Inc.
(In thousands, except per share data)                                    Year Ended           Year Ended            Year Ended
                                                                        June 29, 2002        June 30, 2001         July 1, 2000
                                                                        -------------        -------------         ------------

Net sales                                                                    $       0            $      0               $     0
Cost of goods sold                                                                                                             8
                                                                       ----------------     ----------------      ---------------
Gross profit (loss)                                                                                                           (8)
Selling, general and administrative (expenses)                                     118                                    (7,704)
Equity in income (loss) of subsidiaries                                         (2,063)             (3,926)               15,654
Other income (expense)                                                               4                 (27)                   29
                                                                       ----------------     ----------------      ---------------
  OPERATING PROFIT (LOSS)                                                       (1,941)             (3,953)                7,971
Interest (expense) income:
  Interest expense                                                                                     (28)                 (476)
  Interest income                                                                   76                  54                 6,637
                                                                       ----------------     ----------------      ---------------
                                                                                    76                  26                 6,161
                                                                       ----------------     ----------------      ---------------

 INCOME (LOSS) BEFORE INCOME TAXES                                              (1,865)             (3,927)               14,132
Income tax expense (benefit)                                                       240                  (6)               (7,509)
                                                                       ----------------     ----------------      ---------------
NET INCOME (LOSS)                                                            $  (2,105)           $ (3,921)              $21,641
                                                                       ================     ================      ===============


Basic and diluted earnings (loss) per share                                     ($0.36)             ($0.66)                $3.66

Weighted average number
  of shares outstanding                                                          5,831               5,959                 5,913
                                                                       ================     ================      ===============



See notes to condensed financial statements.




CONDENSED STATEMENTS OF CASH FLOWS
Delta Woodside Industries, Inc.
(In thousands)                                                           Year Ended           Year Ended            Year Ended
                                                                        June 29, 2002        June 30, 2001         July 1, 2000
                                                                        -------------        -------------         ------------
OPERATING ACTIVITIES
  Net income (loss)                                                           ($2,105)             ($3,921)              $21,641
  Adjustments to reconcile net income (loss) to net
                          cash provided (used) by operating
activities:
     Equity in net (income) loss of subsidiaries                                 2,063                3,926              (15,654)
     Change in deferred income taxes                                               755                  529              (16,556)
     Other                                                                         113                  981                1,392
     Changes in operating assets and liabilities                                    32               (3,342)               2,384
                                                                       ----------------     ----------------      ---------------
NET CASH (USED)  PROVIDED BY OPERATING  ACTIVITIES                                 858               (1,827)              (6,793)

INVESTING ACTIVITIES
  Dividends received from subsidiaries                                                                2,900
                                                                       ----------------     ----------------      ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                             2,900

FINANCING ACTIVITIES
  Proceeds (repayments) from revolving lines of credit                                                                    (1,678)
  Net advances from (to) subsidiaries                                           (3,327)               1,627                7,375
  Repurchase common stock                                                          (44)              (1,023)              (1,030)
  Other                                                                                                                     (295)
                                                                       ----------------     ----------------      ---------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                (3,371)                 604                4,372

INCREASE (DECREASE) IN CASH AND
                                          CASH EQUIVALENTS                      (2,513)               1,677               (2,421)

Cash and cash equivalents at beginning of year                                   2,775                1,098                3,519
                                                                       ----------------     ----------------      ---------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $    262            $   2,775               $1,098
                                                                       ================     ================      ===============


See notes to consolidated financial statements.


NOTES TO CONDENSED FINANCIAL STATEMENTS
Delta Woodside Industries, Inc.

The accompanying condensed financial statements of Delta Woodside Industries, Inc. should be read in conjunction with the consolidated financial statements of Delta Woodside Industries, Inc. and its consolidated subsidiaries.

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

LONG TERM DEBT: A subsidiary of Delta Woodside has unsecured senior notes and a bank credit facility outstanding. See Note D to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital" in the Company's Annual Report to Shareholders. The DMI credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures of Delta Mills. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of undrawn availability under the facility. Loan covenants in the Senior Notes and the DMI credit facility limit the Company's ability to use cash generated by DMI to fund operations in the rest of the Company. In addition to the limitations contained in the DMI credit agreement described above, the Senior Notes also contain restrictive covenants limiting payments to the rest of the Company. At June 29, 2002, the net assets of the Company include net assets of the wholly owned subsidiary DMI of approximately $47 million, which are subject to the restrictions described above.

REVERSE STOCK SPLIT: The Company effected a 4:1 reverse split of its common stock on February 5, 2002. The Company's shareholders adopted an amendment to the Company's articles of incorporation that provided for the reverse split at a special meeting held on January 28, 2002. The shareholders authorized the Company's board of directors to determine whether to consummate the reverse split and to determine the ratio of the reverse split within a range of whole shares from 3:1 to 10:1. The Company's board of directors set the ratio for the reverse split at 4:1. The Company paid cash in lieu of any fractional shares. The total number of authorized shares of common stock and the par value of the common stock remain the same and were unaffected by the reverse split. All shares and per share amounts have been retroactively restated in connection with the reverse stock split.

                                            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                    DELTA WOODSIDE INDUSTRIES, INC.


------------------------------------------------------------------------------------------------------------------------------------
                 COL. A              COL. B             COL. C                                   COL. D                COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                      ADDITIONS
                                                  --------------------------------------
                                   Balance at
               DESCRIPTION         Beginning             (1)               (2)                 Deductions          Balance at End
                                   of Period       Charged to Costs Charged to Other            Describe              of Period
                                                     and Expenses   Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
Allowance for Returns:

Year ended June 29, 2002                 $ 51,000                            $1,795,000  (1)     ($1,814,000)  (2)          $32,000
                               ===================                 =====================     =================     =================

Year ended June 30, 2001                 $173,000                            $2,998,000  (1)     ($3,222,000)  (2)          $51,000
                               ===================                 =====================     =================     =================

Year ended July 1, 2000                  $291,000                            $4,472,000  (1)     ($4,590,000)  (2)         $173,000
                               ===================                 =====================     =================     =================





NOTES:
1)       The change in the reserve for returns and allowances is charged to income as a reduction of sales.
2)       Deductions represent customer returns and allowances during the period.
