Form 10-Q
period 2002-09-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2002-11-12
CIK 806624

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


       SOUTH CAROLINA                                         57- 0535180
 --------------------------                                ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

P.O.  Box 6126
100 Augusta Street
Greenville, South Carolina                                        29606
----------------------------------------------              -------------------
(Address of principal executive offices)                        (Zip Code)

                                  864 255-4122
              (Registrant's telephone number, including area code)

                                (Not Applicable)
     ---------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

Common Stock, $.01 Par Value--5,862,116 shares as of November 8, 2002


DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 28, 2002 and June 29, 2002                                  3

Condensed consolidated statements of operations--
                  Three months ended September 28, 2002 and September 29, 2001                               4

Condensed consolidated statements of cash flows--
                  Three months ended September 28, 2002 and September 29, 2001                               5

Notes to condensed consolidated financial statements--September 28, 2002                                     6-7


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations            8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       11

Item 4.    Controls and Procedures                                                                          12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               12

Item 2.     Changes in Securities and use of Proceeds                                                       12

Item 3.     Defaults upon Senior Securities                                                                 12

Item 4.     Submission of Matters to a Vote of Security Holders                                             12

Item 5.     Other Information                                                                               13

Item 6.     Exhibits and Reports on Form 8-K                                                                13

SIGNATURES                                                                                                  13

CERTIFICATIONS                                                                                              14-15


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Delta Woodside Industries Inc. (In Thousands, except share amounts)

                                                                    September 28, 2002         June 29, 2002
                                                                   ----------------------     ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                        $ 767                $ 314
  Accounts receivable:
     Factor and other                                                             43,350               49,980
     Less allowances for doubtful accounts and returns                                32                   32
                                                                   ----------------------     ----------------
                                                                                  43,318               49,948
  Inventories
     Finished goods                                                                7,247                7,085
     Work in process                                                              18,570               19,878
     Raw materials and supplies                                                    6,789                5,784
                                                                   ----------------------     ----------------
                                                                                  32,606               32,747

  Deferred income taxes                                                            2,079                1,895
  Other assets                                                                       201                   19
                                                                   ----------------------     ----------------
                                TOTAL CURRENT ASSETS                              78,971               84,923

Assets held for sale                                                               3,141                3,141

PROPERTY, PLANT AND EQUIPMENT, at cost                                           147,411              147,906
     Less accumulated depreciation                                                78,203               77,405
                                                                   ----------------------     ----------------
                                                                                  69,208               70,501

DEFERRED LOAN COSTS AND OTHER ASSETS                                                 779                  816

DEFERRED INCOME TAXES                                                              5,484                6,499
                                                                   ----------------------     ----------------

                                                                               $ 157,583            $ 165,880
                                                                   ======================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                         $ 8,869             $ 11,675
  Revolver                                                                         7,754               11,365
  Accrued employee compensation                                                    1,436                1,696
  Accrued and sundry liabilities                                                   9,410               10,798
                                                                   ----------------------     ----------------
                    TOTAL CURRENT LIABILITIES                                     27,469               35,534
LONG-TERM DEBT                                                                    46,266               47,819
DEFERRED COMPENSATION                                                              7,003                7,281
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
50,000,000 shares, issued and outstanding 5,862,000 shares                            58                   58
at September 28, 2002 and 5,829,000 at June 29, 2002

  Additional paid-in capital                                                      86,871               86,694
  Retained earnings(deficit)                                                     (10,084)             (11,506)
                                                                   ----------------------     ----------------
                                                                                  76,845               75,246
COMMITMENTS AND CONTINGENCIES
                                                                   ----------------------     ----------------
                                                                               $ 157,583            $ 165,880
                                                                   ======================     ================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Woodside Industries Inc.
(In Thousands, except per share data)

                                                                  3 Months Ended              3 Months Ended
                                                                September 28, 2002          September 29, 2001
                                                               ----------------------     -----------------------

Net sales                                                                   $ 46,179                    $ 36,977

Cost of goods sold                                                            40,634                      35,903
                                                               ----------------------     -----------------------
Gross profit                                                                   5,545                       1,074
Selling, general and administrative expenses                                   2,905                       2,592
Impairment and restructuring expenses                                                                      8,683
Other income                                                                     465                          22
                                                               ----------------------     -----------------------
  OPERATING PROFIT (LOSS)                                                      3,105                     (10,179)
Other (expense) income:
  Interest expense                                                            (1,531)                     (2,465)
  Interest income                                                                                             97
  Gain on extinguishment of debt                                                 738
                                                               ----------------------     -----------------------
                                                                                (793)                     (2,368)
                                                               ----------------------     -----------------------

 INCOME(LOSS) BEFORE INCOME TAXES                                              2,312                     (12,547)
Income tax expense (benefit)                                                     890                      (4,388)
                                                               ----------------------     -----------------------

NET INCOME (LOSS)                                                            $ 1,422                    $ (8,159)
                                                               ======================     =======================

Basic and diluted earnings (loss) per share                                     0.24                       (1.40)

Weighted average shares outstanding                                            5,861                       5,834
                                                               ======================     =======================


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Woodside Industries Inc. (In Thousands)
                                                                   3 Months Ended              3 Months Ended
                                                                 September 28, 2002          September 29, 2001
                                                               -----------------------     -----------------------
OPERATING ACTIVITIES
  Net income (loss)                                                           $ 1,422                    $ (8,159)
  Adjustments to reconcile net income(loss) to net
     cash provided (used) by operating activities:
     Depreciation                                                               2,289                       2,266
     Amortization                                                                  34                         105
     Gain on early retirement of debt                                            (738)
     Provision for impairment and restructuring                                                             8,683
     Losses (gains) on disposition of property
        and equipment                                                            (433)
     Change in deferred income taxes                                              831                      (4,639)
     Deferred compensation                                                       (278)                        182
     Changes in operating assets and liabilities                                2,315                        (266)
                                                               -----------------------     -----------------------

           NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES                                  5,442                      (1,828)

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                 (1,306)                       (985)
     Proceeds of dispositions                                                     743
                                                               -----------------------     -----------------------
           NET CASH USED BY
                           INVESTING ACTIVITIES                                  (563)                       (985)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                      48,900
  Repayments on revolving lines of credit                                     (52,511)
  Repurchase and retirement of long term debt                                    (815)
  Repurchase common stock                                                                                     (39)
                                                               -----------------------     -----------------------
           NET CASH USED BY
                          FINANCING ACTIVITIES                                 (4,426)                        (39)
                                                               -----------------------     -----------------------

INCREASE/(DECREASE) IN CASH AND
             CASH AND CASH EQUIVALENTS                                            453                      (2,852)

Cash and cash equivalents at beginning of year                                    314                      14,491
                                                               -----------------------     -----------------------

             CASH AND CASH EQUIVALENTS
                                  AT END OF PERIOD                              $ 767                    $ 11,639
                                                               =======================     =======================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2002.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 28, 2002, the outstanding balance of the notes was $46,266,000, a decrease of $1,553,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $7.8 million and $11.4 million as of September 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the quarter ended September 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $25 million at September 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate.

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

NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the three months ended September 28, 2002 is as follows (in thousands):

                                                                                                      Total
                                                  Common       Additional Paid    Accumulated     Stockholders'
                                                  Stock           In Capital        Deficit           Equity
                                              --------------- -----------------  --------------- -----------------
Balance at June 29, 2002                                 $58             $86,694      ($11,506)           $75,246
Incentive stock award plan, shares issued                                    177                              177
Net Income                                                                               1,422              1,422
                                              --------------- ---------------------------------- -----------------
Balance at September 28, 2002                            $58             $86,871      ($10,084)           $76,845
                                              =============== ================================== =================

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

The common stock purchase rights attached to the Company's common stock pursuant to its Shareholder Rights Agreement, dated December 10, 1999, as amended, were adjusted in connection with the reverse stock split as required by the provisions of Section 11(a) of the Rights Agreement to prevent any dilution or enlargement of the rights. The exercise price of each right was increased from the pre-split $5.00 per quarter-share of common stock to $20.00 per quarter-share. Each share of common stock will continue to have only one right attached to it, and each right will continue to evidence the right to acquire one quarter share of the Company's common stock.

All shares and per share amounts in the condensed consolidated financial statements have been retroactively restated in connection with the reverse stock split.


NOTE E - RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 29, 2002, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased on October 21, 2001 and the Company is in the process of liquidating the assets associated with this facility. The Company expects to complete the sale of these assets in fiscal year 2003.


NOTE F - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. During the quarter ended September 28, 2002, Delta Mills, Inc. purchased $1,553,000 face amount of its 9.625% Senior Notes for $815,000. The Company recognized a gain of $738,000 as a result of this purchase, which is included in income before income taxes in the accompanying statement of operations.

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

Net sales for the three months ended September 28, 2002 were $46.2 million as compared to $37.0 million in the same quarter of the prior fiscal year, an increase of 24.9%. The increase in sales was due principally to a 23.0% increase in unit volume resulting from increased market demand. The average sales price increased 1.6% in the current quarter as compared to the previous year quarter.

Gross profit was $5.5 million and 12.0% of sales in the first quarter of fiscal year 2003. This compares to gross profit of $1.1 million and 2.9% of sales in the prior year first quarter. For the current quarter, the increase in gross profit was due to sales volume increases, improved product mix, increased production schedules and lower operating costs. The first three factors were primarily the result of increased market demand in all product categories. Also contributing to the increase in gross profit was the cost reduction program implemented during fiscal year 2002.

Selling, general and administrative expense (SG&A) was $2.9 million and 6.3% of net sales for the first quarter of fiscal year 2003 compared to SG&A of $2.6 million and 7.0% of net sales for the prior year first quarter. As a percentage of sales, SG&A decreased over the previous year quarter. The increase in the SG&A dollar amount over the previous year's quarter expense represents increases in expenses associated with increased sales volume and increased operating schedules.

The Company reported operating income of $3.1 million in the current year first quarter compared to an operating loss of $10.2 million in the first quarter of fiscal 2002. The previous year quarter's operating loss included impairment and restructuring charges of $8.7 million related to the closing of the Company's Furman facility. Excluding impairment and restructuring charges of closed facilities, the Company's operating loss would have been $1.5 million for the three months ended September 29, 2001. The improvement in operating income is due to the factors described above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense was $1.5 million for the quarter ended September 28, 2002, compared to $2.5 million for the prior year quarter. The reduction in interest expense was primarily due to the reduction in the balance of the Senior Notes. There was no interest income in the current quarter compared to interest income of $0.1 million in the previous year quarter.

Included in other (expense) income for the quarter ended September 28, 2002 was $0.7 million resulting from the repurchase by the Company's wholly owned subsidiary, Delta Mills, Inc, of a portion of its 9.625% Senior Notes. There was no similar income or expense reported in this category in the previous year quarter.

The income tax expense for the quarter was $0.9 million. This compares to an income tax benefit of $4.4 million in the previous year quarter. The effective tax rate for the current period was the statutory rate of 38.5%. The tax rate of the benefit for the previous year quarter was estimated at 35%.

The Company reported net income of $1.4 million or $0.24 per common share for the quarter ended September 28, 2002 compared to a net loss of $8.2 million or $1.40 per common share for the quarter ended September 29, 2001. Net income for the current year quarter included a gain of $0.5 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. The net loss for the three months ended September 29, 2001 included asset impairment and restructuring costs associated with closed facilities of $5.6 million or $0.96 per share on an after tax basis.

For the current quarter, the Company generated $6.1 million and used $5.7 million in cash for a net increase in cash of $0.4 million. Cash generated from operations was $5.4 million. The Company also generated $0.7 million in cash from various machinery and equipment sales. Cash uses for the quarter were $1.3 million for capital expenditures, $0.8 million for the repurchase of Senior Notes, and $3.6 million for revolver debt reduction. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company expects that the first phase of this project will be complete by June of 2003. During fiscal year 2004 and 2005, the Company plans additional capital expenditures for this project to make the finishing facility better prepared for growth and improved product quality.

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 28, 2002, the outstanding balance of the notes was $46,266,000, a decrease of $1,553,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $7.8 million and $11.4 million as of September 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the quarter ended September 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $25 million at September 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

In August of 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets, which assets result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. This statement is effective for fiscal years beginning after June 15, 2002. The Company has adopted the Statement effective for fiscal 2003. The adoption of this standard has not materially impacted the Company.

On October 3, 2001 the FASB issued statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of. The Company has adopted the Statement effective for fiscal 2003. The adoption of this standard has not materially impacted the Company.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented.

In July 2002, the FASB issued Statement No. 146, "Accounting for Obligations Associated with Disposal Activities". Statement No. 146 addresses financial reporting and accounting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". Statement 146 requires that a liability be recognized for such costs only when the liability is incurred, which is in contrast to EITF No. 94-3, which requires the recognition of a liability upon the commitment to an exit plan. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of Statement No. 146 will not have a material impact on its financial statements.

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Company's 1994 - 1997 tax years. The total additional tax proposed by the State amounts to $1.3 million, which includes interest. The assessment has been delayed pending an administrative review by the State of the case. During October 2002, the State proposed a settlement in which the Company would pay approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company has not fully evaluated what its position will be in response to this settlement offer. The Company believes reserves for any likely settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.

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

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. At September 28, 2002, the Company had regular tax loss carry forwards of $35 million for federal purposes and $10 million for state purposes. The Federal loss carry forwards expire at various intervals from 2013 to 2021, while the state loss carry forwards expire at various intervals beginning in 2003. At September 28, 2002, the Company's gross deferred tax assets are reduced by a valuation allowance of $156,000 due to expiring tax credits. It is management's belief that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The potential tax effect of establishing a full valuation allowance on gross deferred tax assets is approximately $13 million.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 28, 2002, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts. As of June 29, 2002, such a 10% decline would have had a negative impact of $1.5 million. The decline in the potential negative impact from June 29, 2002 to September 28, 2002 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2004 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of September 28, 2002, an increase in the interest rate of 1% would have a negative impact of approximately $77,500. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000. The decline in the potential negative impact from June 29, 2002 to September 28, 2002 is due to the decrease in borrowings from the facility.

An interest rate change would not have an impact on the payments due under the fixed rate ten year Senior Notes.

Item 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings*

Item 2.    Changes in Securities and Use of Proceeds*

Item 3.    Defaults upon Senior Securities*

Item 4.    Submission of Matters to a Vote of Security Holders

                  The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 7, 2002.

                                                                                                 Broker
                            For             Against          Withheld        Abstentions       Non-Votes
                            ---             -------          --------        -----------       ---------
Election of
Directors
---------

W.F. Garrett             5,652,175                                         30,433
C.C. Guy                 5,609,035                                         73,573
J.F. Kane                5,604,860                                         77,748
M. Lennon                5,609,097                                         73,511
E.E. Maddrey, II         5,647,021                                         35,587
B.A. Mickel              5,651,391                                         31,217


Ratification of
Appointment of
KPMG LLP as
Independent
Auditors for
Fiscal 2003              5,653,071          26,557                          2,980
-----------


Item 5.     Other Information*

Item 6.     Exhibits and Reports on Form 8-K

            a)       Listing of Exhibits

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated November 12, 2002

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated November 12, 2002



            b) No report on Form 8-K was filed during the fiscal quarter ended September 28, 2002.


* Items 1,2,3, and 5 are not applicable.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Delta Woodside Industries, Inc.
                                          -----------------------------------
                                          (Registrant)




Date     November 12, 2002                By: /s/ W. H. Hardman, Jr.
      -------------------------------     ------------------------------------
                                          W.H. Hardman, Jr.
                                          Chief Financial Officer

                                 CERTIFICATIONS



I, William F. Garrett, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta Woodside Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and
c)       presented  in  this  quarterly  report   our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date      November 12, 2002                 By: /s/ William F. Garrett
      ---------------------------------     -------------------------------
                                            William F. Garrett
                                            President & Chief Executive Officer

I, William H. Hardman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Delta Woodside Industries, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("the Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date        November 12, 2002                    By: /s/ W. H. Hardman, Jr.
      --------------------------------------     -----------------------------
                                                 W.H. Hardman, Jr.
                                                 Chief Financial Officer