Form 10-Q
period 2002-12-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2003-02-11
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                                     57- 0535180
         --------------                                     -----------
 (State or other jurisdiction of                          (I.R.S. Employer
  Incorporation or organization)                         Identification No.)

P.O. Box 6126 100 Augusta Street
Greenville, South Carolina                                     29606
--------------------------------                               -----
(Address of principal executive offices)                     (Zip Code)

                                  864 255-4122
                                  ------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value--5,862,116 shares as of February 7, 2003

DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                          Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--December 28, 2002 and June 29, 2002                                  3

Condensed consolidated statements of operations--
                  Three and six months ended December 28, 2002 and December 29, 2001                        4

Condensed consolidated statements of cash flows--
                  Six months ended December 28, 2002 and December 29, 2001                                  5

Notes to condensed consolidated financial statements--December 28, 2002                                     6-8


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           8-11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       12

Item 4.    Controls and Procedures                                                                          12

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                13

Item 2.    Changes in Securities and use of Proceeds                                                        13

Item 3.    Defaults upon Senior Securities                                                                  13

Item 4.    Submission of Matters to a Vote of Security Holders                                              13

Item 5.    Other Information                                                                                13

Item 6.    Exhibits and Reports on Form 8-K                                                                 13

SIGNATURES                                                                                                  13

CERTIFICATIONS                                                                                              14-19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
Delta Woodside Industries Inc. (In Thousands, except share amounts)

                                                                      December 28, 2002           June 29, 2002
                                                                   -------------------------    ------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                        $              780     $           314
  Accounts receivable:
     Factor and other                                                          34,850              49,980
     Less allowances for returns                                                   28                  32
                                                                   -------------------    ----------------
                                                                               34,822              49,948
  Inventories
     Finished goods                                                             6,714               7,085
     Work in process                                                           20,725              19,878
     Raw materials and supplies                                                 6,715               5,784
                                                                   -------------------    ----------------
                                                                               34,154              32,747

  Deferred income taxes                                                         2,079               1,895
  Other assets                                                                    469                  19
                                                                   -------------------    ----------------
                                TOTAL CURRENT ASSETS                           72,304              84,923

Assets held for sale                                                            3,141               3,141

PROPERTY, PLANT AND EQUIPMENT, at cost                                        148,659             147,906
     Less accumulated depreciation                                             79,777              77,405
                                                                   -------------------    ----------------
                                                                               68,882              70,501

DEFERRED LOAN COSTS AND OTHER ASSETS                                              745                 816

DEFERRED INCOME TAXES                                                           5,485               6,499
                                                                   -------------------    ----------------

                                                                   $          150,557     $       165,880
                                                                   ===================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                           $            6,804     $        11,675
  Revolver                                                                      3,938              11,365
  Accrued employee compensation                                                   923               1,696
  Accrued and sundry liabilities                                                9,826              10,798
                                                                   -------------------    ----------------
                    TOTAL CURRENT LIABILITIES                                  21,491              35,534
LONG-TERM DEBT                                                                 44,739              47,819
DEFERRED COMPENSATION                                                           7,189               7,281
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
50,000,000 shares, issued and outstanding 5,862,000 shares                         59                  58
at December 28, 2002 and 5,829,000 at June 29, 2002

  Additional paid-in capital                                                   86,870              86,694
  Retained earnings(deficit)                                                   (9,791)            (11,506)
                                                                   -------------------    ----------------
                                                                               77,138              75,246
COMMITMENTS AND CONTINGENCIES
                                                                   -------------------    ----------------
                                                                   $          150,557     $       165,880
                                                                   ===================    ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Delta Woodside Industries Inc.
(In Thousands, except per share data)


                                                  3 Mths Ended     3 Mths Ended      6 Mths Ended      6 Mths Ended
                                                  December 28,     December 29,      December 28,      December 29,
                                                      2002             2001              2002              2001
                                                ----------------- ----------------  ---------------- -----------------

Net sales                                        $        35,853  $        44,140   $        82,032  $         81,117

Cost of goods sold                                        32,168           42,432            72,802            78,335
                                                ----------------- ----------------  ---------------- -----------------
Gross profit                                               3,685            1,708             9,230             2,782
Selling, general and administrative expenses               2,556            2,871             5,461             5,463
Impairment and restructuring expenses                                                                           8,683
Other income                                                  23               18               488                40
                                                ----------------- ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                  1,152           (1,145)            4,257           (11,324)
Other income:
  Interest expense                                        (1,240)          (2,468)           (2,771)           (4,933)
  Interest income                                                              36                                 133
  Gain on extinguishment of debt                             565                              1,303
                                                ----------------- ----------------  ---------------- -----------------
                                                            (675)          (2,432)           (1,468)           (4,800)
                                                ----------------- ----------------  ---------------- -----------------

 INCOME(LOSS) BEFORE INCOME TAXES                            477           (3,577)            2,789           (16,124)
Income tax expense (benefit)                                 184           (1,251)            1,074            (5,639)
                                                ----------------- ----------------  ---------------- -----------------

NET INCOME (LOSS)                               $            293  $        (2,326)  $         1,715  $        (10,485)
                                                ================= ================  ================ =================

Basic and diluted earnings (loss) per share:    $           0.05  $         (0.40)  $          0.29  $          (1.80)
                                                ================= ================  ================ =================

Weighted average shares outstanding                        5,862            5,831             5,861             5,832
                                                ================= ================  ================ =================



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Delta Woodside Industries Inc. (In Thousands)

                                                                   6 Months Ended               6 Months Ended
                                                                  December 28, 2002            December 29, 2001
                                                               ------------------------     ------------------------
OPERATING ACTIVITIES
  Net income (loss)                                            $           1,715             $         (10,485)
  Adjustments to reconcile net income(loss) to net
     cash provided by operating activities:
     Depreciation                                                          4,578                         4,551
     Amortization                                                             68                           211
     Gain on extinguishment of debt                                       (1,303)
     Provision for impairment and restructuring                                                          8,683
     Losses (gains) on disposition of property
        and equipment                                                       (433)
     Change in deferred income taxes                                         664                        (5,833)
     Deferred compensation                                                   (86)                          367
     Changes in operating assets and liabilities                           7,020                         4,225
                                                               ------------------            ------------------

           NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,223                         1,719

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                            (3,302)                       (2,674)
     Proceeds of dispositions                                                775
                                                               ------------------            ------------------
           NET CASH USED BY INVESTING ACTIVITIES                          (2,527)                       (2,674)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                 88,752
  Repayments on revolving lines of credit                                (96,180)
  Repurchase and retirement of long term debt                             (1,778)
  Repurchase common stock                                                    (24)                          (39)
                                                               ------------------            ------------------
           NET CASH USED BY FINANCING ACTIVITIES                          (9,230)                          (39)
                                                               ------------------            ------------------

INCREASE/(DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS                    466                          (994)

Cash and cash equivalents at beginning of year                               314                        14,491
                                                               ------------------            ------------------

             CASH AND CASH EQUIVALENTS AT END OF PERIOD        $             780             $          13,497
                                                               ==================            ==================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2002.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 28, 2002, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $3.9 million and $11.4 million as of December 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the six months ended December 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $21 million at December 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

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

NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the six months ended December 28, 2002 is as follows (in thousands):

                                                                                                      Total
                                                  Common       Additional Paid    Accumulated     Stockholders'
                                                  Stock           In Capital        Deficit           Equity
                                              --------------- ---------------------------------- -----------------
Balance at June 29, 2002                                 $58             $86,694       ($11,506)          $75,246
Incentive stock award plan, shares issued                  1                 176                              177
Share repurchases                                                            (24)                             (24)
Shares issued                                                                 24                               24
Net Income                                                                                1,715             1,715
                                              --------------- ---------------------------------- -----------------
Balance at December 28, 2002                             $59             $86,870       ($ 9,791)          $77,138
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

NOTE E - RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 29, 2002, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased on October 21, 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility.

As of December 28, 2002 and June 29, 2002 the Company had $3.1 million in assets held for sale related to the closing of the Furman plant.

NOTE F - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, will no longer require extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. During the quarter ended December 28, 2002, Delta Mills, Inc. purchased $1,527,000 face amount of its 9.625% Senior Notes for $962,000. The Company recognized a gain of $565,000 as a result of this purchase, which is included in income before income taxes in the accompanying statement of operations. For the six months ended December 28, 2002, Delta Mills, Inc. purchased $3,080,000 face amount of its 9.625% Senior Notes for $1,777,000. The Company recognized a gain of $1,303,000 as a result of these purchases, which is also included in income before income taxes in the accompanying statement of operations.



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

Net sales for the three months ended December 28, 2002 were $35.9 million as compared to $44.1 million in the same quarter of the prior fiscal year, a decrease of 18.8%. The sales decrease was primarily in units and was somewhat offset by a slight increase in average sales price. The sales unit decline was due to a decline in market demand. Net sales for the six months ended December 28, 2002 were $82.0 million consistent with net sales of $81.1 million for the six months ended December 29, 2001. The overall average sales price increased approximately 2% in the current quarter and the six months ended December 28, 2002 as compared to the same periods in the prior year. This increase in sales price was principally due to a shift in mix to higher price product categories.

Gross profit was $3.7 million and 10.3% of sales for the second quarter of fiscal year 2003. This compares to gross profit of $1.7 million and 3.9% of sales in the prior year second quarter. Gross profit for the six months ended December 28, 2002 was $9.2 million or 11.3% of sales compared to gross profit of $2.8 million or 3.4% of sales for the six months ended December 29, 2001. In both the current quarter and the six months ended December 28, 2002, the improvement in gross profit was the result of lower product costs and a shift in product categories to products that yield higher profit margins.

Selling, general and administrative expense (SG&A) was $2.6 million and 7.1% of net sales for the second quarter of fiscal year 2003 compared to SG&A of $2.9 million and 6.5% of net sales for the prior year second quarter. The decline in SG&A dollars was primarily due to a decline in administrative overhead costs during the current quarter. SG&A expenses for the six months ended December 28, 2002 and December 29, 2001 were $5.5 million or 6.7% of net sales.

The Company reported operating profit of $1.2 million in the current year second quarter compared to an operating loss of $1.1 million in the second quarter of fiscal 2002. For the six months ended December 28, 2002, the company reported operating profit of $4.3 million versus a loss of $11.3 million for the six months ended December 29, 2001. The operating loss for the previous year included impairment and restructuring charges of $8.7 million related to the closing of the Company's Furman facility. Excluding the impairment and restructuring charge during the first six months of fiscal year 2002, the improvement in operating profit was primarily due to the improvement in gross profit as discussed above.

Interest expense was $1.2 million for the quarter ended December 28, 2002, compared to $2.5 million for the prior year quarter. Interest expense for the six months ended December 28, 2002 was $2.8 million versus $4.9 million for the six months ended December 29, 2001. The reduction in interest expense was primarily due to the reduction in the balance of the Senior Notes. There was no significant interest income in either the current or prior year quarters.

Included in other (expense) income for the quarter ended December 28, 2002 was a $0.6 million gain resulting from the repurchase by the Company's wholly owned subsidiary, Delta Mills, Inc, of a portion of its 9.625% Senior Notes. Included in other (expense) income for the six months ended December 28, 2002 was a $1.3 million gain also resulting from Senior Notes repurchases. There was no similar income or expense reported in this category in the previous year quarter or six months ending December 29, 2001.

The income tax expense for the quarter was $184,000. This compares to an income tax benefit of $1.3 million in the previous year quarter. For the six months ended December 28, 2002 income tax expense was $1.1 million versus a tax benefit of $5.6 million for the six months ended December 29, 2001. The effective tax rate for the three months and six months ended December 28, 2002 was 38.5%.

The Company reported net income of $293,000 or $0.05 per common share for the quarter ended December 28, 2002 compared to a net loss of $2.3 million or $0.40 per common share for the quarter ended December 29, 2001. Net income for the current year quarter included a gain of $0.3 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. Net income for the six months ended December 28, 2002 was $1.7 million compared to a net loss of $10.5 million for the previous year's six months ending December 29, 2001. Net income for the current six month period included a gain of $0.8 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. The net loss for the six months ended December 29, 2001 included asset impairment and restructuring costs associated with closed facilities of $5.6 million or $0.97 per share on an after tax basis.

For the current year to date, the Company generated $13.0 million and used $12.5 million in cash for a net increase in cash of $0.5 million. Cash generated from operations was $12.2 million. The Company also generated $0.8 million in cash from various machinery and equipment sales. Cash uses for the current year to date were $3.3 million for capital expenditures, $1.8 million for the repurchase of Senior Notes, and $7.4 million for revolver debt reduction. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

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

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At December 28, 2002, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

Delta Mills has a secured $50 million revolving credit facility that expires on March 31, 2004. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills, subject to a maximum $37.5 million availability limit. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $3.9 million and $11.4 million as of December 28, 2002 and June 29, 2002, respectively.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures, and includes a minimum availability requirement. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the quarter ended December 28, 2002 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. Under the minimum availability requirement, Delta Mills' availability for borrowings cannot exceed $37.5 million. The revolver availability was approximately $21 million at December 28, 2002. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

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

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounts to $1.5 million, which includes interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for any likely settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.



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

Income Taxes: Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. At December 28, 2002, the Company had regular tax loss carry forwards of $35 million for federal purposes and $10 million for state purposes. The Federal loss carry forwards expire at various intervals from 2013 to 2021, while the state loss carry forwards expire at various intervals beginning in 2003. At December 28, 2002, the Company's gross deferred tax assets are reduced by a valuation allowance of $156,000 due to expiring tax credits. It is management's belief that it is more likely than not that the gross deferred tax assets will be realized in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The potential tax effect of establishing a full valuation allowance on gross deferred tax assets is approximately $13 million.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of December 28, 2002, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.7 million on the value of the contracts. As of June 29, 2002, such a 10% decline would have had a negative impact of $1.5 million. The decline in the potential negative impact from June 29, 2002 to December 28, 2002 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2004 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of December 28, 2002, an increase in the interest rate of 1% would have a negative impact of approximately $39,400. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000. The decline in the potential negative impact from June 29, 2002 to December 28, 2002 is due to the decrease in borrowings from the facility.

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

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

          a) Listing of Exhibits

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated February 11, 2003

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated February 11, 2003


          b) No report on Form 8-K was filed during the fiscal quarter ended December 28, 2002.


* Items 1,2,3, 4 and 5 are not applicable.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Delta Woodside Industries, Inc.
                                             (Registrant)




Date   February 11, 2003                     By: /s/ W. H. Hardman, Jr.
      --------------------                   ---------------------------------
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





Date   February 11, 2003                 By: /s/ William F. Garrett
      --------------------               -----------------------------------
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



Date    February 11, 2003              By: /s/ W. H. Hardman, Jr.
       ---------------------           ---------------------------------
                                       W.H. Hardman, Jr.
                                       Chief Financial Officer