Form 10-Q
period 2003-03-29
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2003-05-13
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           SOUTH CAROLINA                                   57-0535180
      --------------------------                         ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or organization)                       Identification No.)

P.O. Box 6126 100 Augusta Street
Greenville, South Carolina                                      29606
----------------------------------------------           -------------------
(Address of principal executive offices)                      (Zip Code)

                                  864 255-4122
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X  ]   No [    ].

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ). Yes [ ] No [ X ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--5,862,116 shares as of May 9, 2003


DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 29, 2003 and June 29, 2002                                     3

Condensed consolidated statements of operations--
                  Three and nine months ended March 29, 2003 and March 30, 2002                             4

Condensed consolidated statements of cash flows--
                  Nine months ended March 29, 2003 and March 30, 2002                                       5

Notes to condensed consolidated financial statements                                                        6-8


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           9-13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       14

Item 4.    Controls and Procedures                                                                          14

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               15

Item 2.     Changes in Securities and use of Proceeds                                                       15

Item 3.     Defaults upon Senior Securities                                                                 15

Item 4.     Submission of Matters to a Vote of Security Holders                                             15

Item 5.     Other Information                                                                               15

Item 6.     Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                  15

CERTIFICATIONS                                                                                              16-26


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
DELTA WOODSIDE INDUSTRIES INC. (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       MARCH 29, 2003           JUNE 29, 2002
                                                                   -----------------------     -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $     789             $     314
  Accounts receivable:
     Factor and other                                                              45,256                49,980
     Less allowances for returns                                                       28                    32
                                                                   -----------------------     -----------------
                                                                                   45,228                49,948
  Inventories
     Finished goods                                                                 5,597                 7,085
     Work in process                                                               24,355                19,878
     Raw materials and supplies                                                     8,228                 5,784
                                                                   -----------------------     -----------------
                                                                                   38,180                32,747

  Deferred income taxes                                                             1,891                 1,895
  Other assets                                                                        328                    19
                                                                   -----------------------     -----------------
                                TOTAL CURRENT ASSETS                               86,416                84,923

Assets held for sale                                                                3,141                 3,141

PROPERTY, PLANT AND EQUIPMENT, at cost                                            149,768               147,906
     Less accumulated depreciation                                                 81,869                77,405
                                                                   -----------------------     -----------------
                                                                                   67,899                70,501

DEFERRED LOAN COSTS AND OTHER ASSETS                                                  712                   816

DEFERRED INCOME TAXES                                                               6,164                 6,499
                                                                   -----------------------     -----------------

                                                                                $ 164,332             $ 165,880
                                                                   =======================     =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                        $  11,955             $  11,675
  Revolving credit facility                                                        13,403                11,365
  Accrued employee compensation                                                     1,364                 1,696
  Accrued and sundry liabilities                                                    9,446                10,798
                                                                   -----------------------     -----------------
                    TOTAL CURRENT LIABILITIES                                      36,168                35,534
LONG-TERM DEBT                                                                     44,739                47,819
DEFERRED COMPENSATION                                                               7,388                 7,281
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
50,000,000 shares, issued and outstanding 5,862,000 shares                             59                    58
at March 29, 2003 and 5,829,000 at June 29, 2002

  Additional paid-in capital                                                       86,869                86,694
  Retained earnings(deficit)                                                      (10,891)              (11,506)
                                                                   -----------------------     -----------------
                                                                                   76,037                75,246
COMMITMENTS AND CONTINGENCIES
                                                                   -----------------------     -----------------
                                                                                $ 164,332             $ 165,880
                                                                   =======================     =================

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
DELTA WOODSIDE INDUSTRIES INC.
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  3 MTHS ENDED     3 MTHS ENDED      9 MTHS ENDED      9 MTHS ENDED
                                                   MARCH 29,         MARCH 30,         MARCH 29,        MARCH 30,
                                                      2003             2002              2003              2002
                                                ----------------- ----------------  ---------------- -----------------

Net sales                                               $ 46,489         $ 41,190         $ 128,521         $ 122,307

Cost of goods sold                                        43,649           40,165           116,451           118,500
                                                ----------------- ----------------  ---------------- -----------------
Gross profit                                               2,840            1,025            12,070             3,807
Selling, general and administrative expenses               2,969            3,033             8,430             8,496
Impairment and restructuring expenses                        398                                398             8,683
Other income                                                  48               50               536                90
                                                ----------------- ----------------  ---------------- -----------------
  OPERATING PROFIT (LOSS)                                   (479)          (1,958)            3,778           (13,282)
Other income (expense):
  Interest expense                                        (1,326)          (2,409)           (4,097)           (7,342)
  Interest income                                                              93                                 226
  Gain on extinguishment of debt                                              500             1,303               500
                                                ----------------- ----------------  ---------------- -----------------
                                                          (1,326)          (1,816)           (2,794)           (6,616)
                                                ----------------- ----------------  ---------------- -----------------

 INCOME(LOSS) BEFORE
               INCOME TAXES                               (1,805)          (3,774)              984           (19,898)
Income tax expense (benefit)                                (705)          (1,321)              369            (6,960)
                                                ----------------- ----------------  ---------------- -----------------

NET INCOME (LOSS)                                       $ (1,100)        $ (2,453)           $  615         $ (12,938)
                                                ================= ================  ================ =================

Basic and diluted earnings (loss) per share:            $  (0.19)        $  (0.42)           $ 0.10         $   (2.21)
                                                ================= ================  ================ =================

Weighted average shares outstanding                        5,862            5,831             5,861             5,832
                                                ================= ================  ================ =================



See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
DELTA WOODSIDE INDUSTRIES INC. (IN THOUSANDS)
                                                                  9 MONTHS ENDED              9 MONTHS ENDED
                                                                  MARCH 29, 2003              MARCH 30, 2002
                                                               ----------------------     -----------------------
OPERATING ACTIVITIES
  Net income (loss)                                                         $    615                   $ (12,938)
  Adjustments to reconcile net income(loss) to net
     cash provided (used) by operating activities:
     Depreciation                                                              6,874                       6,836
     Amortization                                                                101                         316
     Gain on extinguishment of debt                                           (1,303)                       (500)
     Provision for impairment and restructuring                                  398                       8,683
     Gains on disposition of property
        and equipment                                                           (433)
     Change in deferred income taxes                                             340                      (7,144)
     Deferred compensation                                                       113                         513
     Changes in operating assets and liabilities                              (2,625)                      2,342
                                                               ----------------------     -----------------------

           NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES                                 4,080                      (1,892)

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                (4,648)                     (5,786)
     Proceeds of dispositions                                                    807
                                                               ----------------------     -----------------------
           NET CASH USED BY
                         INVESTING ACTIVITIES                                 (3,841)                     (5,786)

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                    134,625
  Repayments on revolving lines of credit                                   (132,587)
  Repurchase and retirement of long term debt                                 (1,778)                       (500)
  Repurchase common stock                                                        (24)                        (44)
                                                               ----------------------     -----------------------
           NET CASH PROVIDED (USED) BY
                        FINANCING ACTIVITIES                                     236                        (544)
                                                               ----------------------     -----------------------

INCREASE/(DECREASE) IN CASH AND
                        CASH EQUIVALENTS                                         475                      (8,222)

Cash and cash equivalents at beginning of year                                   314                      14,491
                                                               ----------------------     -----------------------

             CASH AND CASH EQUIVALENTS
                         AT END OF PERIOD                                   $    789                    $  6,269
                                                               ======================     =======================

See notes to consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the nine months ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending June 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 29, 2002.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997 a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 29, 2003, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

On March 20, 2003, Delta Mills' $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of Delta Mills' Catawba Plant, the closing of which was announced March 5, 2003, and allows Delta Mills to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $13.4 million and $11.4 million as of March 29, 2003 and June 29, 2002, respectively. As of March 29, 2003, the revolver availability was approximately $34 million and Delta Mills was in compliance with all covenants. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the nine months ended March 29, 2003 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

Delta Mills assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on Delta Mills' books at full value and represent amounts due Delta Mills from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on Delta Mills' books as incurred as a part of General and Administrative Expense.

NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the nine months ended March 29, 2003 is as follows (in thousands):

                                                                                                      Total
                                                  Common       Additional Paid    Accumulated     Stockholders'
                                                  Stock           In Capital        Deficit           Equity
                                              --------------- ---------------------------------- -----------------
Balance at June 29, 2002                                 $58             $86,694      ($11,506)           $75,246
Incentive stock award plan, shares issued                  1                 175                              176
Share repurchases                                                            (24)                             (24)
Shares issued                                                                 24                               24
Net Income                                                                                 615                615
                                              --------------- ------------------- -------------- -----------------
Balance at March 29, 2003                                $59             $86,869      ($10,891)           $76,037
                                              =============== =================== ============== =================

NOTE D - RESTRUCTURING AND IMPAIRMENT CHARGES

During the quarter ended March 29, 2003, the Company recorded a restructuring charge of $0.4 million on a pre-tax basis associated with the closing of its Catawba facility as announced on March 5, 2003. The charge was recorded pursuant to SFAS 146, "Accounting for Obligations Associated with Disposal Activities" and reflected employee termination costs of approximately $354,000.

During the year ended June 29, 2002, the Company recorded an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. Pursuant to SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased on October 21, 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility.

As of March 29, 2003 and June 29, 2002 the Company had $3.1 million in assets held for sale related to the closing of the Furman plant.


NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the nine months ended March 29, 2003, Delta Mills, Inc. purchased $3,080,000 face amount of its 9.625% Senior Notes for $1,777,000. The Company recognized a gain of $1,303,000 as a result of these purchases, which is also included in income before income taxes in the accompanying statement of operations.

NOTE F - STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting for its stock option plans, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. No compensation cost has been recognized for stock based compensation in consolidated net income (loss) for the periods presented, as all options granted under the Company's stock option plans had exercise prices which were equal to the market price of the stock on the date of grant. If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been as follows:

                                                            Quarter Ended            Quarter Ended
                                                            March 29, 2003           March 30, 2002
                                                            -------------------      ------------------

Net loss, as reported                                      $           (1,100)       $         (2,453)

Less total stock based compensation expense
   determined under fair value based method, net
   of related tax effects                                                 (79)                    (84)
                                                            -------------------      ------------------

Pro forma net loss                                          $          (1,179)       $         (2,537)
                                                            -------------------      ------------------


Loss per share:
Basic and diluted - as reported                             $           (0.19)       $          (0.42)
                                                            ===================      ==================

Basic and diluted - pro forma                               $           (0.20)       $          (0.44)
                                                            ===================      ==================

NOTE G - SUBSEQUENT EVENT

Following the end of its fiscal 2003 third quarter, Delta Mills completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on March 5, 2003 and expired on April 2, 2003 as scheduled. As of the expiration, a total principal amount of $12,798,000 of notes was tendered by holders of the notes and accepted for payment by Delta Mills. The "Clearing Price" of $790 per $1,000 principal amount was paid on April 7, 2003 to all holders who tendered their notes. Delta Mills paid a total of $10,110,420, plus accrued interest of $123,181, to repurchase notes. To fund this transaction, Delta Mills used funds borrowed under its revolving credit facility. The Company expects to record a gain of $2.3 million in the fourth quarter related to this transaction.

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

Net sales for the three months ended March 29, 2003 were $46.5 million as compared to $41.2 million in the same quarter of the prior fiscal year, an increase of 12.9%. Net sales for the nine months ended March 29, 2003 were $128.5 million an increase of 5.1% over net sales of $122.3 million for the nine months ended March 30, 2002. The sales increases were primarily increases in units along with a slight increase in average sales price due to changes in product mix.

Gross profit was $2.8 million and 6.1% of sales for the third quarter of fiscal year 2003. This compares to gross profit of $1.0 million and 2.5% of sales in the prior year third quarter. Gross profit for the nine months ended March 29, 2003 was $12.1 million or 9.4% of sales compared to gross profit of $3.8 million or 3.1% of sales for the nine months ended March 30, 2002. In both the current quarter and the nine months ended March 29, 2003, the improvement in gross profit was the result of lower product costs driven primarily by lower raw material costs, improved operating schedules, and a shift in product categories to products that yield higher profit margins. These improvements were partially offset in the current quarter by dramatically higher energy costs, price pressure on certain core products, and poor manufacturing efficiencies in the early part of the quarter associated with changes in product mix.

Selling, general and administrative expense (SG&A) was $3.0 million and 6.4% of net sales for the third quarter of fiscal year 2003 compared to SG&A of $3.0 million and 7.4% of net sales for the prior year third quarter. SG&A expenses for the nine months ended March 29, 2003 were $8.4 million and 6.6% of net sales compared to $8.5 million or 6.9% of net sales for the nine months ended March 30, 2002. The improvement in SG&A as a percent of sales is attributed to increased sales volume.

The Company reported an operating loss of $0.5 million in the current year third quarter compared to an operating loss of $2.0 million in the third quarter of fiscal 2002. For the nine months ended March 29, 2003, the Company reported operating profit of $3.8 million versus an operating loss of $13.3 million for the nine months ended March 30, 2002. The operating loss for the current year quarter included restructuring charges of $0.4 million related to the closing of the Company's Catawba facility. The operating loss for the previous year nine month period included asset impairment and restructuring charges of $8.7 million related to the closing of the Company's Furman facility. Excluding the asset impairment and restructuring charge during the first nine months of fiscal year 2002, the improvement in operating profit was primarily due to the improvement in gross profit as discussed above.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense was $1.3 million for the quarter ended March 29, 2003, compared to $2.4 million for the prior year quarter. Interest expense for the nine months ended March 29, 2003 was $4.1 million versus $7.3 million for the nine months ended March 30, 2002. The reduction in interest expense was primarily due to the reduction in the balance of the Senior Notes. There was no significant interest income in either the current or prior year quarters.

Included in other (expense) income for the quarter ended March 30, 2002 was a $0.5 million gain resulting from the repurchase by the Company's wholly owned subsidiary, Delta Mills, Inc, of a portion of its 9.625% Senior Notes. Included in other (expense) income for the nine months ended March 29, 2003 was a $1.3 million gain also resulting from Senior Notes repurchases. There was no similar income or expense reported in this category in the current year quarter ending March 29, 2003.

The income tax benefit for the quarter was $0.7 million. This compares to an income tax benefit of $1.3 million in the previous year quarter. For the nine months ended March 29, 2003 income tax expense was $369,000 versus a tax benefit of $7.0 million for the nine months ended March 30, 2002. The effective tax rate for the three months and nine months ended March 29, 2003 was approximately 38.5%.

The Company reported a net loss of $1.1 million or $0.19 per common share for the quarter ended March 29, 2003 compared to a net loss of $2.5 million or $0.42 per common share for the quarter ended March 30, 2002. Net income for the nine months ended March 29, 2003 was $0.6 million compared to a net loss of $12.9 million for the previous year's nine months ending March 30, 2002. Net income for the current nine month period included a gain of $0.8 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. The net loss for the nine months ended March 30, 2002 included asset impairment and restructuring costs associated with closed facilities of $5.6 million or $0.97 per share on an after tax basis and a gain of $0.3 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes.

For the nine months ended March 29, 2003, the Company generated $4.1 million in cash from operations. The principal uses of cash were capital expenditures of $3.8 million net of $0.8 million in proceeds from the disposal of assets and $1.8 million for the retirement of debt. The outstanding borrowings under the GMAC revolver increased $2.0 million and cash increased $0.5 million for the nine months ended March 29, 2003. The Company was in compliance with all covenants at the end of the quarter. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company expects that the first phase of this project will be complete by June of 2003. During fiscal years 2004 and 2005, the Company plans additional capital expenditures for this project to make the finishing facility better prepared for growth and improved product quality. The cost of this project makes up the majority of the approximately $7.5 million in capital expenditures expected for fiscal year 2003 and the majority of the approximately $8.0 million planned for capital expenditures in each of fiscal years 2004 and 2005.

On August 25, 1997 Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 29, 2003, the outstanding balance of the notes was $44,739,000, a decrease of $3,080,000 from the balance at June 29, 2002.

Following the end of its fiscal 2003 third quarter, Delta Mills completed a "Modified Dutch Auction" tender offer for a portion of its Senior Notes. The offer commenced on March 5, 2003 and expired on April 2, 2003 as scheduled. As of the expiration, a total principal amount of $12,798,000 of notes was tendered by holders of the notes and accepted for payment by Delta Mills. The "Clearing Price" of $790 per $1,000 principal amount was paid on April 7, 2003 to all holders who tendered their notes. Delta Mills paid a total of $10,110,420, plus accrued interest of $123,181, to repurchase notes. To fund this transaction, Delta Mills used funds borrowed under its revolving credit facility. The Company expects to record a gain of $2.3 million in the fourth quarter related to this transaction.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On March 20, 2003, Delta Mills' $50 million credit facility with GMAC was amended. The facility remains a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of Delta Mills' Catawba Plant, the closing of which was announced March 5, 2003, and allows Delta Mills to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventory of Delta Mills. The facility is secured by the accounts receivable, inventory and capital stock of Delta Mills. The interest rate on the credit facility is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $13.4 million and $11.4 million as of March 29, 2003 and June 29, 2002, respectively. As of March 29, 2003, the revolver availability was approximately $34 million and Delta Mills was in compliance with all covenants. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. During the nine months ended March 29, 2003 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

Delta Mills assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the Factor) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on Delta Mills' books at full value and represent amounts due Delta Mills from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on Delta Mills' books as incurred as a part of General and Administrative Expense.

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


RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RECENT ACCOUNTING PRONOUNCEMENTS - CONTINUED

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", an amendment of FASB Statement No.
123. This Statement amends SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for interim periods beginning after December 31, 2002 and are included in the notes to these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("Fin 45"). This Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual reporting periods after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation and sets forth additional disclosures about such interests. FIN 46 is effective for the Company's 2004 fiscal year. The adoption of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: When required by circumstances, the Company evaluates the recoverability of its long - lived assets by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if a write - down to fair value is required.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of March 29, 2003 and June 29,2002, the Company had approximately $8.1 million and $8.4 million, respectively, in net deferred tax assets, net of valuation allowances.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Positive evidence supporting the realizability of the Company's deferred tax assets include: the Company's earnings history, improved operating results in fiscal 2003, and projections of future taxable income in fiscal 2004 and beyond. The Company's pre-tax operating losses in fiscal 2002 and fiscal 2001 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets. However, such losses included nontaxable impairment charges and higher interest expenses that are not expected to continue. The balance of positive and negative evidence could be adversely affected in the future if the Company experiences further losses.

To fully realize the deferred tax assets, the Company will need to generate future taxable income of approximately $35,000,000 in the United States. The Company's federal net operating loss carryforwards generally expire in varying intervals from 2013 to 2021, while state loss carryforwards expire at various intervals beginning in 2003 and the tax credit carryforwards may generally be carried forward indefinitely. At March 29, 2003, the Company's gross deferred tax assets are reduced by a valuation allowance of $156,000 due to expiring tax credits. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at March 29, 2003.

In the future, if the Company determines that it expects to realize deferred tax assets in excess of the recorded net amounts, a reduction in the deferred tax asset valuation allowance would decrease income tax expense in the period such determination is made. Alternatively, if the Company determines that it no longer expects to realize a portion of its net deferred tax assets, an increase in the deferred tax asset valuation allowance would increase income tax expense in the period such determination is made. The Company has prepared the financial statements included in this report on the assumption that it will generate future taxable income sufficient to utilize its entire net deferred tax assets. Had the Company assumed otherwise, the potential tax effect at March 29, 2003 could have been the establishment of a valuation allowance equal to 100% of the amount of the net deferred tax asset, which would have (1) reduced the Company's total assets by $8.1 million and (2) increased its income tax expense by $8.1 million, which would in turn have increased the Company's loss for the three-month period ended March 29, 2003 by $8.1 million.

The Company expects uncertainty regarding the determination of its net deferred tax assets to continue in future periods. In addition, the amount of the Company's net deferred tax assets could increase or decrease in the future. Thus, the amount of a valuation allowance against the net deferred tax assets and the resulting decrease in total assets on the Company's balance sheet and the corresponding increase in income tax expense on the Company's statements of operations could be significantly greater or less than the $8.1 million amount as of March 29, 2003.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of March 29, 2003, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.1 million on the value of the contracts. As of June 29, 2002, such a 10% decline would have had a negative impact of $1.5 million. The decline in the potential negative impact from June 29, 2002 to March 29, 2003 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of March 29, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $134,000 annually. As of June 29, 2002, an increase in the interest rate of 1% would have had a negative impact of approximately $114,000 annually. The increase in the potential negative impact from June 29, 2002 to March 29, 2003 is due to the increase in borrowings from the facility.

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

Item 3.   Defaults upon Senior Securities*

Item 4.   Submission of Matters to a Vote of Security Holders*

Item 5.   Other Information*

Item 6.   Exhibits and Reports on Form 8-K

a) Listing of Exhibits

4.3.1.4 Consent and Amendment to Credit Agreement and Other Documents, dated as of March 20, 2003.

99.1 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William F. Garrett, dated May 12, 2003.

99.2 Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William H. Hardman, dated May 12, 2003.



b) Form 8-K dated  March 5, 2003  reporting  Other  Events was filed on March 6,
   2003.


* Items 1,2,3, 4 and 5 are not applicable.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Delta Woodside Industries, Inc.
                                (Registrant)




Date    May 12, 2003             By: /s/ W. H. Hardman, Jr.
      -------------------        ------------------------------------
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





Date      May 12, 2003                       By: /s/ William F. Garrett
      ----------------------------           -------------------------------
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



Date      May 12, 2003                      By: /s/ W. H. Hardman, Jr.
      ---------------------------           ----------------------------------
                                            W.H. Hardman, Jr.
                                            Chief Financial Officer