Form 10-K
period 2003-06-28
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2003-09-26
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2003

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                  -------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       South Carolina                                 57-0535180
---------------------------         -----------------------------------------
  (State of Incorporation)          (I.R.S. Employer Identification No.)

  PO Box 6126
  100 Augusta Street
  Greenville, South Carolina                             29606
----------------------------------------------     --------------------
(Address of principal executive offices)              (Zip code)

                                  864/255-4100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                  Title of each class               Name of each exchange
                  --------------------               on which registered

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

                 Yes    X           No
                     -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                        No    X
             --------                  --------


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the New York Stock Exchange on December 27, 2002, which was the last trading day of the second quarter of fiscal 2003, of $4.90, was $28,724,369.

The number of shares outstanding of each of the registrant's classes of Common Stock, as of September 25, 2003 was:

         Common Stock, par value $.01 -  5,862,116

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended June 28, 2003 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 6, 2003 are incorporated by reference into Part III.

PART I

ITEM I. BUSINESS

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

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products amongst WTO member states in 2005, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

During the year ended June 28, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003, and the Company is in the process of liquidating the assets associated with this facility. The Company has replaced the production from this facility with purchased yarn from outside sources.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001 and the Company is in the process of either liquidating or transferring the assets associated with this facility. The Company transferred the production for the closed facility to other weaving facilities in the Company to better utilize the remaining equipment.


PRODUCTS, MARKETING AND MANUFACTURING

The Company produces woven textile fabrics through its Delta Mills (formerly named the Delta Mills Marketing Company) operating division. Delta Mills is the only business segment of the Company.

Woven textile fabrics produced for sale by the Company are manufactured from cotton, wool, flax or synthetic fibers or from synthetic filament yarns. Cotton is purchased from numerous suppliers. Wool, flax, synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations, and the balance is purchased from a small number of domestic spinners. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes.

The Company sells a broad range of finished apparel fabrics primarily to branded apparel manufacturers and resellers, including Levi Strauss, Haggar Corp., the Wrangler(R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc., and private label apparel manufacturers for J.C. Penney Company, Inc., Sears Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. The Company also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. These fabrics account for more than 10% of net sales for fiscal year 2003. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-Free(R). Other apparel items manufactured with the Company's woven fabrics include women's chino pants, women's blazers, and career apparel (uniforms).

Net sales of woven fabrics were $177 million, $175 million, and $213 million during fiscal 2003, 2002, and 2001, respectively. For fiscal year 2003, the Company had three customers, Levi Strauss, V.F. Corporation, and Haggar Apparel that each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $71 million or approximately 40% of net sales in fiscal 2003. For fiscal year 2002, only two of these customers, Levi Strauss and V.F. Corporation, each exceeded 10% of consolidated net sales. The Company's sales to these customers totaled $63 million or approximately 36% of net sales in fiscal 2002. For fiscal year 2001, the Company again had three customers, Levi Strauss, Haggar Corp., and V.F. Corporation, which each exceeded 10% of consolidated net sales. The Company's aggregate sales to these customers were $90 million or approximately 42% of net sales for fiscal 2001. In addition, during fiscal years 2003, 2002, and 2001, sales of military fabrics to apparel customers accounted for approximately 33%, 31%, and 22%, respectively, of the Company's total sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

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

During fiscal years 2003, 2002 and 2001, approximately 77%, 83% and 82%, respectively, of the Company's finished woven fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 23%, 17% and 18%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester and wool. Woven fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. The Company's woven finished fabrics plants are currently operating at less than full capacity.


RAW MATERIALS

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from three major suppliers, all of whom provide competitive prices. Polyester prices for fiscal year 2003 were volatile and slightly higher than in fiscal 2002. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $.463 in fiscal year 2003 as compared to $.594 in fiscal year 2002, and $.659 in fiscal year 2001. As of June 28, 2003, the Company had contracted to purchase 85% and had fixed the price for approximately 72% of its expected cotton requirements for fiscal year 2004. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. In the fourth quarter of fiscal 2003, the Company increased its cotton purchases to lock-in favorable costs as cotton prices were rising. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

COMPETITION

The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. In recent years, the Company has seen a trend toward shorter lead times for its customers' orders. The textile and apparel industries are also cyclical because the supply of particular products changes as competitors enter or leave the market.

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

Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. The Andean Trade Promotion and Drug Eradication Act (often referred to as "ATPDEA") was signed into force on October 31, 2002, with similar rules of origin. Because NAFTA, CBTPA, and ATPDEA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the origin requirements of these trade preference agreements is subject to quotas and/or relatively higher tariffs. If NAFTA, CBTPA or ATPDEA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

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

The Company expects to face a significant change in global competition in 2005 as a result of the impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period ending 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company.
Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well established relationships with its customers, its ability to respond quickly to its customers needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.


EMPLOYEES

The Company has approximately 1,600 employees. The Company's employees are not represented by unions. The Company believes that its relations with its employees are good.


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

                                                                           Approximate
                                                                             Square
                  Location                           Utilization             Footage      Owned/Leased
                  --------                           -----------           ------------   ------------

                                              Corporate and
Greenville, SC                                Administrative Offices              17,400  Leased (1)
Beattie Plant, Fountain Inn, SC               Spinning and Weaving               390,000  (2)
Estes Plant, Piedmont, SC                     Spinning and Weaving               332,000  (2)
Delta 3 Plant, Wallace, SC                    Dyeing and Finishing               555,000  (2)
Pamplico/Cypress Plant, Pamplico, SC          Spinning and Weaving               419,000  (2)
Delta 2 Plant, Wallace, SC                    Dyeing and Finishing               347,000  (2)


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

         At the date of execution of this Form 10-K, the Company has closed and plans to dispose of its Catawba facility in Maiden, NC.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2003 fiscal year.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended June 28, 2003 is incorporated herein by reference.

During fiscal 2003, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.


EQUITY COMPENSATION PLAN DISCLOSURE

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of June 28, 2003:


                                                                                                       ( c )
                                                                                               Number of Securities
                                              ( a )                                           Remaining Available for
                                       Number of Securities                ( b )               Future Issuance Under
                                        to be Issued Upon             Weighted-Average          Equity Compensation
                                     Exercise of Outstanding         Exercise Price of           Plans (Excluding
                                        Options, Warrants,          Outstanding Options,      Securities Reflected in
Plan category                               and Rights              Warrants and Rights            Column ( a ))
----------------------------------  ---------------------------   -------------------------  --------------------------
Equity compensation plans approved by stockholders:


Stock Option Plans                                     381,035                       $6.82                       45,842


Incentive Stock Plans                                   93,836                       $0.01                        7,417

                                    ---------------------------   -------------------------  --------------------------

  Sub-total                                            474,871                       $5.54                       53,259

Equity compensation plans not
approved by stockholders                                   N/A                         N/A                         N/A

                                    ---------------------------   -------------------------  --------------------------

Total                                                  474,871                       $5.54                       53,259



Item 6.  SELECTED FINANCIAL DATA

The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended June 28, 2003 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 15 of the Company's annual shareholders' report for the year ended June 28, 2003 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material under the subheading , "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the Company's annual shareholders' report for the year ended June 28, 2003 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 16 through 36 of the Company's annual shareholders' report for the year ended June 28, 2003 are incorporated herein by reference.

Item 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON  ACCOUNTING   AND
         FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-14(e)), have concluded that, as of June 28, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors" ,"Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance."

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Management Compensation" and "Compensation Committee Interlocks and Insider Participation."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Stock Ownership of Principal Shareholders and Management."

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Related Party Transactions."

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Ratification of Appointment of KPMG LLP as Independent Auditors - Principal Accountant Fees and Services."

                                     PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended June 28, 2003 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- June 28, 2003 and June 29, 2002.

         Consolidated statements of operations--Years ended June 28, 2003, June 29, 2002 and June 30, 2001.

         Consolidated statements of shareholders' equity--Years ended June 28, 2003, June 29, 2002 and June 30, 2001.

         Consolidated statements of cash flows--Years ended June 28, 2003, June 29, 2002 and June 30, 2001.

         Notes to consolidated financial statements.

The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 15a(2):

         Schedule I - Condensed Financial Information of Registrant

         Schedule II -- Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted. Columns omitted from schedules filed have been omitted because the information is not applicable.


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

4.3.1.4             Consent and  Amendment to Credit Agreement and Other Documents, dated as of March 20,2003: Incorporated by reference to Exhibit 4.3.1.4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003 and filed with the Securities and Exchange Commission on May 13, 2003.

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

10.1**              Delta Woodside Deferred Compensation Plan for Key Managers, Amended and Restated Effective  June 30,
                    2000:  Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.2**              Stock Option Plan effective as of July 1, 1990: Incorporated by  reference to Exhibit 10.11 to the
                    Company's Form 10-K for the fiscal year ended June 30, 1990.

10.2.1**            Amendment No. 1 to Stock Option Plan:  Incorporated by reference to Exhibit 10.1 to the December 1990 Form
                    10-Q.

10.2.2**            Amendment to Stock Option Plan:  Incorporated by reference to Exhibit 10.9.2 to the Company's Form 10-K for the fiscal year ended June 29, 1991 (the "1991 10-K").

10.2.3**            1995 Amendment to the Stock Option Plan effective as of November 9, 1995:  Incorporated by reference to
                    Exhibit 10.4.4 to the December 1995 Form 10-Q.

10.2.4**            1997 Amendment to Stock Option Plan effective as of November 6, 1997:  Incorporated by reference to Exhibit
                    99.1 to Registration Statement on Form S-8 of Delta Woodside Industries, Inc. (File No. 333-45767).

10.2.5**            Amendment to Stock Option Plan adopted April 25, 2000:  Incorporated by reference to Exhibit 10.4.6 to the Company's Form 10-Q for the fiscal quarter ended April 1, 2000.

10.2.6**            Amendments to Stock Option Plan:  Incorporated by reference to Exhibit 10.4.7 to the Company's  Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.


10.3**              Form of Amendment of Certain Rights and Benefits Relating to Stock Options and Deferred  Compensation
                    by and between the Company and certain  pre-spin-off Delta Woodside  Industries,  Inc, plan  participants:
                    Incorporated by reference to Exhibit 10.7 to the Company's  Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.3.1              List of  directors  and  officers  of the Company who signed the document described in Exhibit 10.7:
                    Incorporated  by reference to Exhibit 10.7.1 to the Company's  Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.3.2**            Form of Amendment of Stock Options by and between Delta Woodside Industries, Inc. and certain pre-spin-off plan participants:  Incorporated  by reference to Exhibit  10.7.2 to the Company's Report on Form 10-K dated July 1,
                    2000 and filed with the Securities and Exchange Commission on September 29, 2000.

10.4**              Directors Stock Acquisition Plan:  Incorporated by reference to Exhibit 10.14 to the 1991 Form 10-K.

10.4.1**            Amendment of Director Stock Acquisition Plan, dated April 30, 1992:  Incorporated by reference to Exhibit
                    10.12.2 to the 1992 Form 10-K.

10.5**              2000 Stock Option Plan of Delta Woodside Industries, Inc: Incorporated by reference to Exhibit 10.10 to the
                    Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on
                    September 29, 2000.

10.5.1              Amendment of 2000 stock option plan of Delta Woodside Industries, Inc: Incorporated by reference to Item
                    6(a) of the Company's report on Form 10-Q for the quarter  ended  September 30, 2000 and filed with the
                    Securities and Exchange Commission  on November 14, 2000.

10.6**              2000 Incentive Stock Award Plan of Delta Woodside Industries, Inc: Incorporated by reference to Exhibit
                    10.11 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange
                    Commission on September 29, 2000.

10.7**              Letter dated June 28,2000 to William F. Garrett: Incorporated by reference to Exhibit 10.14 to the
                    Company's  Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange  Commission on
                    September 29, 2000.

10.8                Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries, Inc. Duck Head
                    Apparel Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on
                    Form 8-K of the Company with the date of June 30, 2000.

10.8.1              Amendment to tax sharing agreement dated as of August 6, 2001:  Incorporated  by  reference  to Exhibit
                    10.17.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the
                    Securities  and Exchange Commission on September 24, 2001, the "2001 10-K."

10.9                See Exhibits  4.3.1, 4.3.1.1, 4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6 and 4.4.

13                  Annual Report to Shareholders of the Company for the fiscal year ended June 28, 2003.

21                  Subsidiaries of the Company: Incorporated by reference to Exhibit 21 to the 2001 Form 10-K.

23                  Report on Schedules and Independent Auditors' Consent for the years ended June 28, 2003, June 29, 2002 and
                    June 30, 2001.




31.1                Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                  (b)      Reports on Form 8-K

                  On April 4, 2003, the Company filed a Current Report on Form 8-K dated April 3, 2003 reporting information under Item 5 and
                  Item 7.

         (c)      Exhibits

                  The response to this portion of Item 15 is incorporated by reference from Item 15(a)(3) above.

         (d)      Financial Statement Schedules

                  The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DELTA WOODSIDE INDUSTRIES, INC.
                                               (Registrant)


                 September 25, 2003            By:  /s/ William F. Garrett
------------------------------------------     --------------------------------
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


/s/ C.C. Guy                          9/25/2003        /s/ William F. Garrett                                   9/25/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
C.C. Guy                              Date             William F.  Garrett                                      Date
Director                                               President, Chief Executive Officer and Director

/s/ J. Patrick Danahy                 9/25/2003        /s/ William H. Hardman, Jr.                              9/25/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
J. Patrick Danahy                     Date             William H. Hardman,  Jr.                                 Date
Director                                               Vice President, Treasurer, and Chief Financial Officer

/s/ James Kane                        9/25/2003        /s/ Donald C. Walker                                     9/25/2003
------------------------------------- ------------     -------------------------------------------------------- ------------
James Kane                            Date             Donald C. Walker                                         Date
Director                                               Vice President, Assistant Secretary, and Controller

/s/ Max Lennon                        9/25/2003
------------------------------------- ------------
Max Lennon                            Date
Director

/s/ E. Erwin Maddrey, II              9/25/2003
------------------------------------- ------------
E. Erwin Maddrey, II                  Date
Director

/s/ Buck A. Mickel                    9/25/2003
------------------------------------- ------------
Buck A. Mickel                        Date
Director



                                  EXHIBIT INDEX



13                  Annual Report to Shareholders of the Company for the fiscal year ended June 28, 2003.

23                  Report on Schedules and Independent Auditors' Consent for the years ended June 28, 2003, June 29, 2002 and
                    June 30, 2001.

31.1                Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SCHEDULE I


CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
(In thousands)
                                                                         June 28, 2003        June 29, 2002
                                                                         -------------        -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $261                 $262
  Deferred income taxes                                                              0                  533
  Prepaid expenses and other current assets                                      7,703                5,470
                                                                       ----------------     ----------------
                                TOTAL CURRENT ASSETS                             7,964                6,265

INVESTMENT IN SUBSIDIARIES                                                      41,521               38,926
ADVANCES TO SUBSIDIARIES                                                        17,082               16,870
DEFERRED INCOME TAXES                                                            4,841               13,214
OTHER ASSETS                                                                        25                   25
                                                                       ----------------     ----------------
   TOTAL ASSETS                                                                $71,433              $75,300
                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $53                  $54
  Deferred income taxes                                                            574
                                                                       ----------------     ----------------
                    TOTAL CURRENT LIABILITIES                                      627                   54

SHAREHOLDERS' EQUITY
  Preferred Stock                                                                    0                    0
  Common Stock -- par value $.01 a share - authorized
     50,000,000 shares, issued and outstanding 5,862,000 shares
      (2003) and 5,829,000 shares (2002)                                            59                   58
  Additional paid-in capital                                                    86,869               86,694
  Accumulated deficit                                                          (16,122)             (11,506)
                                                                       ----------------     ----------------
                                                                                70,806               75,246
COMMITMENTS AND CONTINGENCIES
                                                                       ----------------     ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $71,433              $75,300
                                                                       ================     ================




See notes to condensed financial statements.


CONDENSED STATEMENTS OF OPERATIONS Delta Woodside Industries, Inc.
(In thousands, except per share data)                                    Year Ended           Year Ended            Year Ended
                                                                        June 28, 2003        June 29, 2002        June 30, 2001
                                                                        -------------        -------------        -------------

Selling, general and administrative (expenses)                                $     (1)            $   118
Equity in income (loss) of subsidiaries                                          2,595              (2,063)             $(3,926)
Other income (expense)                                                               1                   4                  (27)
                                                                       ----------------     ----------------      ---------------
  OPERATING PROFIT (LOSS)                                                        2,595              (1,941)              (3,953)
Interest (expense) income:
  Interest expense                                                                                                          (28)
  Interest income                                                                                       76                  54
                                                                       ----------------     ----------------      ---------------
                                                                                                        76                  26
                                                                       ----------------     ----------------      ---------------

 INCOME (LOSS) BEFORE INCOME TAXES                                               2,595              (1,865)              (3,927)
Income tax expense (benefit)                                                     7,211                 240                   (6)
                                                                       ----------------     ----------------      ---------------
NET LOSS                                                                      $ (4,616)            $(2,105)             $(3,921)
                                                                       ================     ================      ===============


Basic and diluted loss per share                                              $  (0.79)            $ (0.36)             $ (0.66)
                                                                       ================     ================      ===============

Weighted average number
  of shares outstanding                                                          5,862               5,831                5,959
                                                                       ================     ================      ===============



See notes to condensed financial statements.


CONDENSED STATEMENTS OF CASH FLOWS
Delta Woodside Industries, Inc.
(In thousands)                                                           Year Ended           Year Ended            Year Ended
                                                                        June 28, 2003        June 29, 2002        June 30, 2001
                                                                        -------------        -------------        -------------
OPERATING ACTIVITIES
  Net loss                                                                    $(4,616)             $(2,105)             $(3,921)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
     Equity in net (income) loss of subsidiaries                               (2,595)               2,063                3,926
     Change in deferred income taxes                                            9,480                  755                  529
     Other                                                                        200                  113                  981
     Changes in operating assets and liabilities                               (2,234)                  32               (3,342)
                                                                       ----------------     ----------------      ---------------
NET CASH PROVIDED BY (USED IN) OPERATING  ACTIVITIES                              235                  858               (1,827)
                                                                       ----------------     ----------------      ---------------

INVESTING ACTIVITIES
  Dividends received from subsidiaries                                                                                    2,900
                                                                       ----------------     ----------------      ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                                                 2,900
                                                                       ----------------     ----------------      ---------------

FINANCING ACTIVITIES
  Net advances from (to) subsidiaries                                           (212)              (3,327)                1,627
  Repurchase common stock                                                        (24)                 (44)               (1,023)
                                                                       ----------------     ----------------      ---------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (236)              (3,371)                  604
                                                                       ----------------     ----------------      ---------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (1)              (2,513)                1,677

Cash and cash equivalents at beginning of year                                   262                2,775                 1,098
                                                                       ----------------     ----------------      ---------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $261                 $262                $2,775
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

BASIS OF PRESENTATION: Delta Woodside Industries Inc. is the parent of subsidiaries that are engaged in the manufacture, sale and distribution of textile products. Delta Woodside's investments in its subsidiaries are reported in these condensed financial statements using the equity method of accounting.

LONG TERM DEBT: Delta Mills, Inc., a subsidiary of Delta Woodside, has unsecured Senior Notes and a bank credit facility outstanding. See Note C to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital" in the Company's Annual Report to Shareholders. The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures of Delta Mills. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of undrawn availability under the facility. Loan covenants in the Senior Notes and the Delta Mills credit facility limit the Company's ability to use cash generated by Delta Mills to fund operations in the rest of the Company. In addition to the limitations contained in the Delta Mills credit facility described above, the Senior Notes also contain restrictive covenants limiting payments to the rest of the Company. At June 28, 2003, the net assets of the Company include net assets of the wholly owned subsidiary Delta Mills of approximately $50 million, which are subject to the restrictions described above.

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

DIVIDENDS: The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At June 28, 2003, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. The indenture pertaining to the Delta Mills' 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills' and its subsidiaries. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default under the indenture and after payment of the dividend, the Delta Mills could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. During the year ended June 28, 2003 and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc. During the year ended June 30, 2001, Delta Mills paid $2.9 million of dividends to Delta Woodside Industries, Inc.





                                                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                            DELTA WOODSIDE INDUSTRIES, INC.


----------------------------------------------------------------------------------------------------------------------------------
                 COL. A              COL. B            COL. C                                    COL. D              COL. E
----------------------------------------------------------------------------------------------------------------------------------
                                                     ADDITIONS
                                                 --------------------------------------
                                   Balance at                                                      (2)
               DESCRIPTION         Beginning            (1)                (2)                 Deductions        Balance at End
                                   of Period      Charged to Costs  Charged to Other            Describe            of Period
                                                    and Expenses    Accounts-Describe
----------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
   Allowance for Returns:

Year ended June 28, 2003                 $ 32,000                            $1,751,000(1)       ($1,603,000)(2)         $180,000
                                 ================                 =====================     =================    =================

Year ended June 29, 2002                 $ 51,000                            $1,795,000(1)       ($1,814,000)(2)          $32,000
                                 ================                 =====================     =================    =================

Year ended June 30, 2001                 $173,000                            $2,998,000(1)       ($3,222,000)(2)          $51,000
                                 ================                 =====================     =================    =================





NOTES:
1) The change in the reserve for returns and allowances is charged to income as a reduction of net sales. 2) Deductions represent customer returns and allowances during the period.