Form 10-Q
period 2003-09-30
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2003-11-12
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

                               OR

[    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           SOUTH CAROLINA                              57- 0535180
       -----------------------                      ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

P.O. Box 6126 100 Augusta Street
Greenville, South Carolina                                29606
----------------------------------------------      -------------------
(Address of principal executive offices)                (Zip Code)

                                  864 255-4122
                               -----------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value--5,892,000 shares as of November 7, 2003



DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--September 27, 2003 and June 28, 2003                                 3

Condensed consolidated statements of operations--
                  Three months ended September 27, 2003 and September 28, 2002                              4

Condensed consolidated statements of cash flows--
                  Three months ended September 27, 2003 and September 28, 2002                              5

Notes to condensed consolidated financial statements                                                        6-9

Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       14

Item 4.    Controls and Procedures                                                                          15

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               16

Item 2.     Changes in Securities and Use of Proceeds                                                       16

Item 3.     Defaults upon Senior Securities                                                                 16

Item 4.     Submission of Matters to a Vote of Security Holders                                             16

Item 5.     Other Information                                                                               17

Item 6.     Exhibits and Reports on Form 8-K                                                                17

SIGNATURES                                                                                                  17

CERTIFICATIONS                                                                                              18-25



PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Woodside Industries Inc. (In Thousands, except share amounts)

                                                                    September 27, 2003         June 28, 2003
                                                                   ----------------------     ----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                    $     785            $     781
  Accounts receivable:
     Factor and other                                                             37,736               44,628
     Less allowances for returns                                                       3                  180
                                                                   ----------------------     ----------------
                                                                                  37,733               44,448
  Inventories
     Finished goods                                                                6,867                7,711
     Work in process                                                              23,206               25,765
     Raw materials and supplies                                                   11,795               10,659
                                                                   ----------------------     ----------------
                                                                                  41,868               44,135

  Deferred income taxes                                                              716                  955
  Other assets                                                                       262                  519
                                                                   ----------------------     ----------------
                                TOTAL CURRENT ASSETS                              81,364               90,838

ASSETS HELD FOR SALE                                                               3,948                3,948

PROPERTY, PLANT AND EQUIPMENT, at cost                                           158,651              157,400
     Less accumulated depreciation                                                92,769               90,619
                                                                   ----------------------     ----------------
                                                                                  65,882               66,781

DEFERRED LOAN COSTS AND OTHER ASSETS                                                 476                  503
                                                                   ----------------------     ----------------


                                                                               $ 151,670            $ 162,070
                                                                   ======================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                                       $   9,761            $  14,217
  Revolver                                                                        23,023               24,856
  Accrued employee compensation                                                    1,242                1,414
  Accrued and sundry liabilities                                                   9,404               10,303
                                                                   ----------------------     ----------------
                    TOTAL CURRENT LIABILITIES                                     43,430               50,790
LONG-TERM DEBT                                                                    31,941               31,941
DEFERRED COMPENSATION                                                              7,775                7,578
NON-CURRENT DEFERRED INCOME TAXES                                                    716                  955
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share -- authorized
50,000,000 shares, issued and outstanding 5,885,000 shares
at September 27, 2003 and 5,862,000 at June 28, 2003                                  59                   59

  Additional paid-in capital                                                      87,012               86,869
  Accumulated deficit                                                            (19,263)             (16,122)
                                                                   ----------------------     ----------------
                                                                                  67,808               70,806
COMMITMENTS AND CONTINGENCIES
                                                                   ----------------------     ----------------
                                                                               $ 151,670            $ 162,070
                                                                   ======================     ================

See notes to consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Woodside Industries Inc.
(In Thousands, except per share data)


                                                    3 Mths Ended      3 Mths Ended
                                                    September 27,    September 28,
                                                        2003              2002
                                                   ---------------- -----------------

Net sales                                                 $ 42,581          $ 46,179

Cost of goods sold                                          41,962            40,634
                                                   ---------------- -----------------
Gross profit                                                   619             5,545
Selling, general and administrative expenses                 2,843             2,905
Other income                                                   290               465
                                                   ---------------- -----------------
  OPERATING PROFIT (LOSS)                                   (1,934)            3,105
Other (expense) income:
  Interest expense                                          (1,207)           (1,531)
  Gain on extinguishment of debt                                                 738
                                                   ---------------- -----------------
                                                            (1,207)             (793)
                                                   ---------------- -----------------

 INCOME (LOSS) BEFORE
                          INCOME TAXES                      (3,141)            2,312
Income tax expense                                                               890
                                                   ---------------- -----------------

NET INCOME (LOSS)                                         $ (3,141)          $ 1,422
                                                   ================ =================

Basic and diluted earnings (loss) per share               $  (0.53)          $  0.24
                                                   ================ =================

Weighted average shares outstanding                          5,892             5,861
                                                   ================ =================



See notes to consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries Inc. (In Thousands)
                                                                   3 Months Ended             3 Months Ended
                                                                 September 27, 2003         September 28, 2002
                                                               -----------------------     ----------------------
OPERATING ACTIVITIES
  Net income (loss)                                                          $ (3,141)                   $ 1,422
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                                               2,198                      2,289
     Amortization                                                                  28                         34
     Discount to face value on repurchase of bonds                                                          (738)
     Gain on disposition of property and equipment                               (253)                      (433)
     Change in deferred income taxes                                                                         831
     Deferred compensation                                                        197                       (278)
     Changes in operating assets and liabilities                                3,881                      2,315
                                                               -----------------------     ----------------------

           NET CASH PROVIDED BY
                 OPERATING ACTIVITIES                                           2,910                      5,442
                                                               -----------------------     ----------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                                 (1,355)                    (1,306)
     Proceeds of dispositions                                                     308                        743
                                                               -----------------------     ----------------------
           NET CASH USED IN
                 INVESTING ACTIVITIES                                          (1,047)                      (563)
                                                               -----------------------     ----------------------

FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                                      47,435                     48,900
  Repayments on revolving lines of credit                                     (49,268)                   (52,511)
  Repurchase and retirement of long term debt                                                               (815)
  Repurchase common stock                                                         (26)
                                                               -----------------------     ----------------------
           NET CASH USED IN
                 FINANCING ACTIVITIES                                          (1,859)                    (4,426)
                                                               -----------------------     ----------------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                           4                        453

Cash and cash equivalents at beginning of period                                  781                        314
                                                               -----------------------     ----------------------

             CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                                          $   785                    $   767
                                                               =======================     ======================

See notes to consolidated financial statements.


DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2003.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, Delta Mills' $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March 2007. The amended credit facility also includes GMAC's consent to the sale of Delta Mills' Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows Delta Mills to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of Delta Mills. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The interest rate on the credit facility was 2.870% at September 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.0 million and $24.9 million as of September 27, 2003 and June 28, 2003, respectively. As of September 27, 2003, the revolver availability was approximately $20 million. As a result of the operating loss in the current year first quarter, Delta Mills was not in compliance with the financial covenants in the credit agreement at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, Delta Mills obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At September 27, 2003, Delta Mills was prohibited by these covenants from paying dividends to Delta Woodside. The indenture pertaining to Delta Mills' 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to the Company if there is no event of default and a fixed charge coverage ratio test is satisfied. At September 27, 2003, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the three months ended September 27, 2003 and the year ended June 28, 2003, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

Delta Mills assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on Delta Mills' books at full value and represent amounts due Delta Mills from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on Delta Mills' books as incurred as a part of selling, general and administrative expense.


NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the three months ended September 27, 2003 is as follows (in thousands):

                                                                                                      Total
                                                  Common       Additional Paid    Accumulated     Stockholders'
                                                  Stock           In Capital        Deficit           Equity
                                              --------------- ---------------------------------- -----------------
Balance at June 28, 2003                                 $59             $86,869      $(16,122)           $70,806
Incentive stock award plan, shares issued                                    169                              169
Share repurchases                                                            (26)                             (26)
Net loss                                                                                (3,141)            (3,141)
                                              --------------- ---------------------------------- -----------------
Balance at September 27, 2003                            $59             $87,012      $(19,263)           $67,808
                                              =============== ================================== =================


NOTE D - RESTRUCTURING AND IMPAIRMENT CHARGES

During the year ended June 28, 2003, the Company recorded a restructuring charge of $398,000 on a pre-tax basis associated with the operational closing of its Catawba facility as announced on March 5, 2003. The charge reflected employee termination costs of approximately $354,000. Production at the Catawba facility ceased in April 2003 and the Company is in the process of liquidating the assets associated with this facility.

During the year ended June 29, 2002, the Company took an impairment and restructuring charge of $8.7 million, on a pretax basis, associated with the closing of the Furman Plant as announced on August 22, 2001. The Company recorded an $8.2 million non-cash asset write-down to reflect the property and equipment at the Furman Plant at its estimated fair value, less selling costs. The carrying amount of these assets was reduced to approximately $3,923,000. The balance of the charge was approximately $0.5 million of accrued expenses for involuntary termination costs associated with the 122 employees terminated as a result of the plant closing. Production at the Furman facility ceased in October 2001, and the Company is in the process of liquidating the assets associated with this facility.

During the first quarter of fiscal 2004 ending September 27, 2003 and the first quarter of fiscal 2003 ending September 28, 2002, the Company paid $80,000 and $17,000, respectively, in restructuring costs. The Company had a remaining liability of $262,000 and $342,000 as of September 27, 2003 and June 28, 2003, respectively.

As of September 27, 2003 and June 28, 2003, the Company had $3.9 million in assets held for sale related to the closing of the Furman and Catawba plants.

NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the three months ended September 27, 2003, the Company did not recognize any gains from the repurchase of debt. For the three months ended September 28, 2002, Delta Mills, Inc. purchased $1,553,000 face amount of its 9.625% Senior Notes for $815,000. The Company recognized a gain of $738,000, net of the write-off of deferred loan costs, as a result of these purchases, which is also included in income before income taxes in the accompanying statement of operations.


NOTE F - STOCK OPTIONS

The Company applies the intrinsic value-based method of accounting for its stock option plans, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had determined compensation expense at fair value, as under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income (loss) and income (loss) per share would have been as follows:


(In thousands, except per share data)                       Quarter Ended                   Quarter Ended
                                                            September 27, 2003              September 28, 2002
                                                            ------------------------        -----------------------

Net income (loss), as reported                              $                (3,141)        $                1,422

Add stock based employee compensation expense
included in reported net income (loss), net of tax                               26                             42

Less total stock based  compensation  expense
   determined under fair value based method, net
   of related tax effects                                                       (26)                          (121)
                                                            ------------------------        -----------------------

Pro forma net income (loss)                                 $                (3,141)        $                1,343
                                                            ========================        =======================

Income (loss) per share:
Basic and diluted - as reported                             $                 (0.53)        $                 0.24
                                                            ========================        =======================

Basic and diluted - pro forma                               $                 (0.53)        $                 0.23
                                                            ========================        =======================




NOTE G - COMMITMENTS AND CONTINGENCIES


During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounts to $1.5 million, which includes interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.

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

The forward-looking statements in this Quarterly Report are based on the Company's expectations and are subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, among others, changes in the retail demand for apparel products, the cost of raw materials, competitive conditions in the apparel and textile industries, the relative strength of the United States dollar as against other currencies, changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products among World Trade Organization member states in 2005, and the discovery of unknown conditions (such as with respect to environmental matters and similar items). The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.

The Company, through its Delta Mills, Inc. operating subsidiary, sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers. Delta Mills also sells camouflage fabric and other fabrics used in apparel sold to the United States Department of Defense. Delta Mills represents the only business segment of the Company.


RESULTS OF OPERATIONS

The Company expects to face significant change in global competition in 2005 as a result of the impact of multilateral agreements intended to liberalize global trade. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period ending 2004. Tariffs on textile and apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly but not limited to China, may have cost advantages compared to the Company. Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers' needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

During the quarter ended September 27, 2003, the Company experienced a decline in sales primarily due to a decline in customer demand attributable to weak retail sales, continued pressure from imports and oversupply in the domestic textiles market. These factors also continue to cause negative price pressure on the Company's products. As a result, the Company does not expect substantial improvement in pricing until two fundamental factors affecting the domestic textile market are addressed - competition from imports and excess domestic capacity. The Company believes that consolidation in the domestic textile industry, which is beyond the Company's control, is necessary to address excess domestic capacity. There can be no assurance that excess domestic capacity will be addressed in a manner beneficial to the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net sales for the quarter ended September 27, 2003 were $42.6 million, a decrease of 7.8% when compared to net sales of $46.2 million for the quarter ended September 28, 2002. The decrease was the result of a decrease in unit sales partially offset by a 1.4% increase in average sales price. Unit sales declined because customer demand declined, primarily as a result of weak retail sales. Also contributing to the decline was continued pressure from imports coupled with over capacity of domestic textile production. Product mix changes accounted for the increase in average sales price.

Gross profit was $0.6 million and 1.5% of net sales for the first quarter of fiscal year 2004. This compares to gross profit of $5.5 million and 12.0% of sales in the prior year first quarter. In the current year quarter ended September 27, 2003, the decline in gross profit was principally due to unabsorbed manufacturing costs associated with reduced running schedules brought on by reduced customer demand. The decline in unit sales, increased employee benefit costs, and price pressure on certain core products, somewhat offset by lower raw material prices, also contributed to the gross profit decline.

Selling, general and administrative expense (SG&A) was $2.8 million and 6.7% of net sales for the first quarter of fiscal year 2004 compared to SG&A of $2.9 million and 6.3% of net sales for the prior year first quarter. The increase in SG&A as a percent of net sales is attributable to the decreased sales volume in the current year quarter.

The Company reported an operating loss of $1.9 million for the quarter ended September 27, 2003 compared to an operating profit of $3.1 million in the prior year quarter. The operating loss for the current year quarter was principally the result of the decline in gross profit discussed above.

Interest expense was $1.2 million for the quarter ended September 27, 2003, compared to $1.5 million for the prior year quarter. The reduction in interest expense was primarily due to the reduction in the balance of Delta Mills' 9.625% Senior Notes. There was no interest income in either the current or prior year quarters.

Included in other (expense) income for the quarter ended September 28, 2002 was a $0.7 million gain resulting from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. There was no similar income or expense in this category in the current year quarter ended September 27, 2003.

There was no income tax impact for the current year quarter due to the requirement, previously announced on September 26, 2003, for a deferred income tax valuation allowance that reduced the Company's net deferred tax assets to zero as of the fiscal year ended June 28, 2003 and will similarly reduce it for subsequent periods unless and until such time when it is more likely than not that the deferred income tax asset will be realized. For the prior year quarter, the Company recorded tax expense of $0.9 million.

The Company reported a net loss of $3.1 million or $0.53 per common share for the quarter ended September 27, 2003 compared to net income of $1.4 million or $0.24 per common share for the quarter ended September 28, 2002. Net income for the previous year quarter included a gain of $0.5 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 27, 2003, the Company generated $2.9 million in cash from operations. The principal uses of cash were capital expenditures of $1.0 million, net of $0.3 million in proceeds from the disposal of assets. The outstanding borrowings under the GMAC revolver decreased $1.8 million from the balance at June 28, 2003. As a result of the operating loss in the current year first quarter, the Company's operating subsidiary Delta Mills, Inc. was not in compliance with the financial covenants of its $50 million revolving credit agreement with GMAC at the end of the first quarter of fiscal 2004. As reported on Form 8-K furnished on September 26, 2003, Delta Mills obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. The Company believes that the cash flow generated by its operations combined with the availability on its revolving credit facility will be sufficient to service its debt, to satisfy its day to day working capital requirements and to fund its planned capital expenditures for the foreseeable future.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company completed the first phase of this project in June of 2003. During fiscal years 2004 and 2005, the Company plans to make additional capital expenditures for this project to position the finishing facility for growth and improved product quality. The cost of this project makes up the majority of the approximately $6.4 million in capital expenditures for fiscal year 2003 and the majority of the approximately $7.0 million and $8.0 million planned for capital expenditures in fiscal years 2004 and 2005, respectively.

On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At September 27, 2003, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

On March 20, 2003, Delta Mills' $50 million credit facility with GMAC was amended. The facility remained a $50 million committed revolving credit facility. Among other things, the amendment removed the minimum availability requirement of $12.5 million, added financial covenants for a maximum leverage ratio and a minimum fixed charge coverage ratio and extended the term of the facility until March of 2007. The amended credit facility also includes GMAC's consent to the sale of Delta Mills' Catawba Plant, the operational closing of which was announced on March 5, 2003, and allows Delta Mills to exclude from the calculation of EBITDA (for purposes of financial covenant ratios) the restructuring charge associated with the closing of the Catawba Plant. Borrowings under this credit facility are based on eligible accounts receivable and inventories of Delta Mills. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The interest rate on the credit facility was 2.870% at September 27, 2003 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $23.0 million and $24.9 million as of September 27, 2003 and June 28, 2003, respectively. As of September 27, 2003, the revolver availability was approximately $20 million. As a result of the operating loss in the current year first quarter, Delta Mills was not in compliance with the financial covenants of the credit agreement at the end of the first quarter of fiscal 2004. As reported on September 26, 2003, Delta Mills obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver. Management believes the availability under Delta Mills' credit facility is adequate for the foreseeable future.

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At September 27, 2003, Delta Mills was prohibited by these covenants from paying dividends to Delta Woodside. The indenture pertaining to Delta Mills' 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed coverage ratio. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to the Company if there is no event of default and a fixed charge coverage ratio test is satisfied. At September 27, 2003, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the three months ended September 27, 2003 and the year ended June 28, 2003, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

Delta Mills assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (the "Factor") under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on Delta Mills' books at full value and represent amounts due Delta Mills from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on Delta Mills' books as incurred as a part of selling, general and administrative expense.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the
Company's 1994 - 1997 tax years. The total assessment proposed by the State amounts to $1.5 million, which includes interest and penalties. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. The Company rejected this offer and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company believes that its reserves for settlement are adequate and any payment in settlement of this matter will not result in a material impact on the Company's results of operations.


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

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of September 27, 2003 and June 28, 2003, the Company established a full valuation allowance for its net deferred tax assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Positive evidence supporting the realizability of the Company's deferred tax assets includes improved operating results in fiscal 2003 and the longer term periods over which net operating loss carryforwards expire. The Company's pre-tax operating losses in fiscal 2002, fiscal 2001 and the first quarter of fiscal 2004 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets.

To fully realize the deferred tax assets for net operating losses, the Company will need to generate future taxable income of approximately $29,000,000 in the United States. The Company's federal net operating loss carryforwards generally expire in varying intervals from 2013 to 2021, while state loss carryforwards expire at various intervals beginning in fiscal 2004. Management currently believes that it is more likely than not that the Company will be unable to fully utilize its net deferred tax assets before they expire. Therefore, SFAS 109 required the Company to record a full valuation allowance for its net deferred tax assets. Accordingly, the Company has a full valuation allowance for its net deferred tax assets of $7,692,000 at September 27, 2003.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. In recent months, the price of cotton has trended upward, and the Company increased its cotton inventory during the fourth quarter of fiscal 2003 in order to obtain its cotton at a lower price. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of September 27, 2003, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.6 million on the value of the contracts. As of June 28, 2003, such a 10% decline would have had a negative impact of $0.8 million. The decline in the potential negative impact from June 28, 2003 to September 27, 2003 is due principally to a decline in the quantity of cotton with fixed prices as compared to the previous period.

Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of September 27, 2003, an increase in the interest rate of 1% would have a negative impact of approximately $230,000 annually. As of June 28, 2003, an increase in the interest rate of 1% would have had a negative impact of approximately $249,000 annually. The decrease in the potential negative impact from June 28, 2003 to September 27, 2003 is due to the decrease in borrowings from the facility.

An interest rate change would not have an impact on the payments due under the fixed rate ten year Senior Notes.

Item 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), have concluded that, as of September 27, 2003, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.


Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures during the most recent fiscal quarter, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings (not applicable)

Item 2.     Changes in Securities and Use of Proceeds (not applicable)

Item 3.     Defaults upon Senior Securities

At the end of the first quarter of fiscal 2004, the Company's operating subsidiary Delta Mills, Inc. was not in compliance with financial covenants in its $50 million revolving credit agreement with GMAC imposing a maximum leverage ratio and a minimum fixed charge coverage ratio. As reported on September 26, 2003, Delta Mills obtained a waiver of compliance with these covenants from GMAC for the first quarter of fiscal 2004. Management is currently in discussions with GMAC with respect to amending these covenants or extending the waiver.

Item 4.     Submission of Matters to a Vote of Security Holders

         The following summarizes the votes at the Annual Meeting of the Company's shareholders held on November 6, 2003.

                                                                                     Broker
                          For         Against       Withheld      Abstentions      Non-Votes
Election of
Directors

W.F. Garrett             5,558,305                      72,472
J.P. Danahy              5,556,628                      74,149
C.C. Guy                 4,960,866                     669,911
M. Lennon                5,558,199                      72,578
E.E. Maddrey, II         4,933,261                     697,516
B.A. Mickel              4,953,794                     676,983

Approval of
2004 Stock Plan          2,407,107     1,238,773         8,016                       1,976,881
---------------

Ratification of
Appointment of
KPMG LLP as
Independent
Auditors for
Fiscal 2004              5,602,859        24,745         3,173
-----------



Item 5.     Other Information

         On November 3, 2003, the Company received notification from the New York Stock Exchange that the Company was below the continued listing standard that provides that a listed company's average market capitalization cannot be less than $15 million over a consecutive 30 trading day period. The Company has been required to submit a business plan to the exchange that returns the Company to compliance with this continued listing standard within a period of 18 months. The Company had received a similar notice of non-compliance on April 22, 2002. The Company complied with all of the NYSE's rules and procedures in this first instance, returned to compliance, and was deemed cured on February 28, 2003. Because the Company remains within a 12 month follow-up period after the first cure, the New York Stock Exchange is requiring the Company to submit its plan for future compliance on an accelerated basis and may not afford the Company the full 18 month cure period. The Company's management is considering options to address the deficiency within the required time frame and expects to present to representatives of the New York Stock Exchange a business plan that will demonstrate a return by the Company to compliance with this continued listing standard. However, there can be no assurance that such materials will be accepted by the NYSE.

Item 6.     Exhibits and Reports on Form 8-K

a) Listing of Exhibits

       4.3.1.5    Letter  from  GMAC dated   September  27,  2003   agreeing  to
                  waive the existing defaults of the Revolving Credit and Security Agreement dated as of March 31, 2000.

       31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K

              Form 8-K dated August 19, 2003 reporting Regulation FD Disclosure and Results of Operations and Financial Condition for the fiscal quarter and year ended June 28, 2003 under Items 7, 9 and 12 furnished on August 20, 2003.

              Form  8-K  dated  September  26,  2003  reporting   Regulation  FD
              Disclosure and change in Results of Operations and Financial Condition for the fiscal quarter and year ended June 28, 2003 furnished on September 26, 2003.






                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Delta Woodside Industries, Inc.
                                              (Registrant)




Date       November 11, 2003                  By: /s/ W. H. Hardman, Jr.
      --------------------------              --------------------------------
                                              W.H. Hardman, Jr.
                                              Chief Financial Officer