Form 10-Q
period 2004-03-27
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2004-05-11
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


        SOUTH CAROLINA                                         57- 0535180
    -------------------------                              ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

P.O. Box 6126 100 Augusta Street
Greenville, South Carolina                                         29606
----------------------------------------------              -------------------
(Address of principal executive offices)                         (Zip Code)

                                  864 255-4122
                             ---------------------
              (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value--6,025,000 shares as of May 7, 2004


DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--March 27, 2004 and June 28, 2003                                     3

Condensed consolidated statements of operations--
                  Three and nine months ended March 27, 2004 and March 29, 2003                             4

Condensed consolidated statements of cash flows--
                  Nine months ended March 27, 2004 and March 29, 2003                                       5

Notes to condensed consolidated financial statements                                                        6-9


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           10-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       16

Item 4.    Controls and Procedures                                                                          16

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                               17

Item 2.     Changes in Securities and Use of Proceeds                                                       17

Item 3.     Defaults upon Senior Securities                                                                 17

Item 4.     Submission of Matters to a Vote of Security Holders                                             17

Item 5.     Other Information                                                                               17

Item 6.     Exhibits and Reports on Form 8-K                                                                18

SIGNATURES                                                                                                  19

CERTIFICATIONS                                                                                              24-30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Woodside Industries Inc.
(In Thousands)
                                                    March 27, 2004      June 28, 2003
                                                   -----------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $    723         $    781
  Accounts receivable:
     Factor and other                                        34,877           44,628
     Less allowances for returns                                 90              180
                                                   -----------------    -------------
                                                             34,787           44,448
  Inventories
     Finished goods                                           7,533            7,711
     Work in process                                         26,924           25,765
     Raw materials and supplies                               7,764           10,659
                                                   -----------------    -------------
                                                             42,221           44,135

  Deferred income taxes                                         871              955
  Other assets                                                  386              519
                                                   -----------------    -------------
                   TOTAL CURRENT ASSETS                      78,988           90,838

ASSETS HELD FOR SALE                                          3,781            3,948

PROPERTY, PLANT AND EQUIPMENT, at cost                      161,722          157,400
     Less accumulated depreciation                           97,669           90,619
                                                   -----------------    -------------
                                                             64,053           66,781

DEFERRED LOAN COSTS AND OTHER ASSETS                            420              503

                                                   -----------------    -------------
                                                         $  147,242        $ 162,070
                                                   =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                                 $   11,081        $  14,217
  Revolving credit facility                                  22,734           24,856
  Accrued employee compensation                               3,278            1,414
  Accrued and sundry liabilities                              8,699           10,303
                                                   -----------------    -------------
                    TOTAL CURRENT LIABILITIES                45,792           50,790
LONG-TERM DEBT                                               31,941           31,941
DEFERRED COMPENSATION                                         2,476            7,578
NON-CURRENT DEFERRED INCOME TAXES                               871              955
SHAREHOLDERS' EQUITY
  Common Stock -- par value $.01 a share --
  authorized 50,000,000 shares, issued and
  outstanding 6,025,000 shares at March 27,
  2004 and 5,862,000 at June 28, 2003                            60               59

  Additional paid-in capital                                 87,038           86,869
  Accumulated deficit                                       (20,936)         (16,122)
                                                   -----------------    -------------
                                                             66,162           70,806
COMMITMENTS AND CONTINGENCIES
                                                   -----------------    -------------
                                                          $ 147,242        $ 162,070
                                                   =================    =============


  See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Woodside Industries Inc.
(In Thousands, except per share data)


                                                    3 Mths Ended      3 Mths Ended      9 Mths Ended      9 Mths Ended
                                                      March 27,        March 29,         March 27,          March 29,
                                                        2004              2003              2004              2003
                                                   ---------------- ----------------- ----------------- ----------------

Net sales                                                 $ 37,919          $ 46,489         $ 129,000        $ 128,521

Cost of goods sold                                          36,241            43,649           122,290          116,451
                                                   ---------------- ----------------- ----------------- ----------------
Gross profit                                                 1,678             2,840             6,710           12,070
Selling, general and administrative expenses                 2,902             2,969             8,713            8,430
Impairment and restructuring charges                                             398                                398
Other operating income                                          28                48               729              536
                                                   ---------------- ----------------- ----------------- ----------------
  OPERATING PROFIT (LOSS)                                   (1,196)             (479)           (1,274)           3,778
Other (expense) income:
  Interest expense                                          (1,172)           (1,326)           (3,540)          (4,097)
  Gain on extinguishment of debt                                                                                  1,303
                                                   ---------------- ----------------- ----------------- ----------------
                                                            (1,172)           (1,326)           (3,540)          (2,794)
                                                   ---------------- ----------------- ----------------- ----------------

 INCOME (LOSS) BEFORE
                          INCOME TAXES                      (2,368)           (1,805)           (4,814)             984
Income tax expense (benefit)                                   (35)             (705)                               369
                                                   ---------------- ----------------- ----------------- ----------------

NET INCOME (LOSS)                                         $ (2,333)         $ (1,100)         $ (4,814)           $ 615
                                                   ================ ================= ================= ================

Basic and diluted earnings (loss) per share                $ (0.40)          $ (0.19)          $ (0.82)          $ 0.10
                                                   ================ ================= ================= ================

Weighted average shares outstanding                          5,893             5,862             5,892            5,861
                                                   ================ ================= ================= ================



See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries Inc.
(In thousands)                                        9 Mths Ended                 9 Mths Ended
                                                     March 27, 2004               March 29, 2003
                                                 -----------------------      ------------------------

OPERATING ACTIVITIES
  Net income (loss)                                        $  (4,814)                  $   615
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation                                              6,595                     6,874
     Amortization                                                 83                       101
     Discount to face value on repurchase of bonds                                      (1,303)
     Provision for impairment and restructuring                                            398
     Gains on disposition of property
        and equipment                                           (253)                     (433)
     Change in deferred income taxes                                                       340
     Deferred compensation                                    (2,780)                      113
     Changes in operating assets and liabilities               6,693                    (2,625)
                                                 --------------------      --------------------

           NET CASH PROVIDED BY
                    OPERATING ACTIVITIES                       5,524                     4,080
                                                 --------------------      --------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                (3,858)                   (4,648)
     Proceeds of dispositions                                    424                       807
                                                 --------------------      --------------------
           NET CASH USED IN
                    INVESTING ACTIVITIES                      (3,434)                   (3,841)
                                                 --------------------      --------------------


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                    136,497                   134,625
  Repayments on revolving lines of credit                   (138,619)                 (132,587)
  Repurchase and retirement of long term debt                                           (1,778)
  Repurchase common stock                                        (26)                      (24)
                                                 --------------------      --------------------
           NET CASH PROVIDED BY (USED IN)
                    FINANCING ACTIVITIES                      (2,148)                      236
                                                 --------------------      --------------------

INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS                         (58)                      475


Cash and cash equivalents at beginning of period                 781                       314
                                                 --------------------      --------------------

             CASH AND CASH EQUIVALENTS
                    AT END OF PERIOD                         $   723                   $   789
                                                 ====================      ====================



  See notes to condensed consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending July 3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 28, 2003.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 27, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

Delta Mills has a $50 million credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of Delta Mills. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 2.843% at March 27, 2004 prior to giving effect to the increase described below and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $22.7 million and $24.9 million as of March 27, 2004 and June 28, 2003, respectively. As of March 27, 2004, the revolver availability was approximately $18 million without giving effect to the $7 million availability requirement described below.

The GMAC credit facility has financial covenants that require Delta Mills to comply with a maximum leverage ratio and a minimum fixed coverage charge ratio. As a result of the operating loss in the third quarter of fiscal 2004, Delta Mills was not in compliance with the maximum leverage ratio covenant at the end of that quarter. As reported in the Company's third quarter earnings release on April 20, 2004 and furnished on Form 8-K, GMAC has granted Delta Mills a waiver and amendment that waives the existing default with respect to the maximum leverage ratio covenant, temporarily amends the maximum leverage ratio covenant for the fourth quarter of fiscal 2004, and temporarily eliminates the fixed charge coverage ratio covenant for the fourth quarter of fiscal 2004. The waiver and amendment also reduces Delta Mills' availability under the credit facility by $7 million for the remaining term of the facility and increases the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if Delta Mills has net income for fiscal 2005 and no event of default exists under the credit facility. Management believes that there will be adequate availability under the Delta Mills credit facility and that Delta Mills will remain in compliance with the facility's financial covenants for the remainder of fiscal 2004; however, there can be no assurance to this effect for fiscal 2005. Management believes that it will be able to address with GMAC any availability or financial covenant issues; however, there can be no assurance to this effect.

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

At March 27, 2004, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the nine months ended March 27, 2004 and the year ended June 28, 2003, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

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


NOTE C - STOCKHOLDERS' EQUITY

Activity in stockholders' equity during the nine months ended March 27, 2004 is as follows (in thousands):

                                                                                                      Total
                                                  Common       Additional Paid    Accumulated     Stockholders'
                                                  Stock           In Capital        Deficit           Equity
                                              --------------- ---------------------------------- -----------------
Balance at June 28, 2003                                 $59             $86,869      $(16,122)           $70,806
Incentive stock award plan, shares issued                  1                 169                              170
Share repurchases                                                            (26)                             (26)
Shares issued                                                                 26                               26
Net loss                                                                                (4,814)            (4,814)
                                              --------------- ---------------------------------- -----------------
Balance at March 27, 2004                                $60             $87,038      $(20,936)           $66,162
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

During the nine months ended March 27, 2004 and the nine months ended March 29, 2003, the Company paid $253,000 and $42,000, respectively, in restructuring costs. The Company had a remaining liability of $80,000 and $342,000 as of March 27, 2004 and June 28, 2003, respectively.

As of March 27, 2004 and June 28, 2003, the Company had $3.8 million and $3.9 million, respectively, in assets held for sale related to the closing of the Furman and Catawba plants.

NOTE E - GAIN ON EXTINGUISHMENT OF DEBT

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements Nos. 4 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, Statement No. 145, through the rescission of Statement No. 4, no longer requires extraordinary item treatment for gains and losses from the extinguishment of debt, unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria established in APB 30. The Statement was effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period items that do not meet the extraordinary item classification criteria in APB 30. Upon adoption, the Company reclassified all extraordinary gains recognized for the early extinguishment of debt as a component of income before income taxes for all financial statement periods presented. For the quarter and nine months ended March 27, 2004 and for the previous year quarter ended March 29, 2003, the Company did not recognize any gains from the repurchase of debt. For the nine months ended March 29, 2003, Delta Mills, Inc. purchased $3,080,000 face amount of its 9.625% Senior Notes for $1,777,000. The Company recognized a gain of $1,303,000 as a result of these purchases. These gains from the repurchase of debt are included in income before income taxes in the accompanying condensed consolidated statements of operations.


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


(In thousands, except per share data)                      3 Months         3 Months          9 Months         9 Months
                                                           Ended            Ended             Ended            Ended
                                                           3/27/2004        3/29/2003         3/27/2004        3/29/2003
                                                           -------------    -------------     -------------    -------------

Net income (loss), as reported                             $    (2,333)     $    (1,100)      $    (4,814)     $        615

Add stock based employee compensation expense
included in reported net income (loss), net of tax                   50               51                77              137

Less total stock based compensation expense determined under fair value based method, net
   of related tax effects                                          (50)            (130)              (77)            (379)
                                                           -------------    -------------     -------------    -------------

Pro forma net income (loss)                                $    (2,333)     $    (1,179)      $    (4,814)     $        373
                                                           =============    =============     =============    =============

Income (loss) per share:
Basic and diluted - as reported                            $     (0.40)     $     (0.19)      $     (0.82)     $       0.10
                                                           =============    =============     =============    =============

Basic and diluted - pro forma                              $     (0.40)     $     (0.20)      $     (0.82)     $       0.06
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


NOTE H - DEFERRED COMPENSATION

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provides that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's current account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the February 15, 2005 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the condensed consolidated balance sheet at March 27, 2004 from deferred compensation to accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004.


NOTE I - EARNINGS PER SHARE

Basic and diluted earnings per share is based upon the number of weighted average shares outstanding. Options outstanding at March 27, 2004 and March 29, 2003 for approximately 371,000 and 381,000 shares, respectively, were excluded from the calculation of diluted income (loss) per share as the impact would have been antidilutive.

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


RESULTS OF OPERATIONS

During the quarter and nine months ended March 27, 2004, the Company experienced continued pressure from imports and oversupply in the domestic textiles market. These factors also continue to cause negative price pressure on the Company's products. As a result, the Company does not expect substantial improvement in pricing until two fundamental factors affecting the domestic textile market are addressed - competition from imports and excess domestic capacity. The Company believes that consolidation in the domestic textile industry, which is beyond the Company's control, is necessary to address excess domestic capacity. There can be no assurance that excess domestic capacity will be addressed in a manner beneficial to the Company.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net sales for the quarter ended March 27, 2004 were $37.9 million, a decrease of 18.4% when compared to net sales of $46.5 million for the quarter ended March 29, 2003. The decrease from the prior year quarter was the result of reduced unit sales partially offset by a 6.0% increase in average sales price. For the nine months ended March 27, 2004, the Company reported net sales of $129.0 million as compared to net sales of $128.5 million for the previous year nine months ended March 29, 2003. The increase was the result of a 1.2% increase in average sales price partially offset by a decline in unit sales. Unit sales declined in both the quarter and nine-month periods primarily as a result of weaker retail sales partially offset by improved demand for military fabrics. Product mix changes accounted for the increase in average sales price.

Gross profit was $1.7 million and 4.4% of net sales for the third quarter of fiscal year 2004. This compares to gross profit of $2.8 million and 6.1% of net sales in the prior year third quarter. Gross profit for the nine months ended March 27, 2004 was $6.7 million and 5.2% of net sales as compared to gross profit of $12.1 million and 9.4% of net sales for the nine months ended March 29, 2003. The decrease in gross profit in the current year quarter was the result of reduced absorption of manufacturing costs due to reduced running schedules and deteriorating margins on commodity products due to continued pressure from imports coupled with over capacity of domestic textile production, partially offset by an improved product mix. The decrease in gross profit for the current year nine month period resulted principally from unabsorbed manufacturing costs associated with reduced running schedules brought on by reduced customer demand. Increased employee benefit costs in the first quarter also contributed to the decline in gross profit for the nine months ended March 27, 2004.

Selling, general and administrative expense (SG&A) was $2.9 million and 7.7% of net sales for the third quarter of fiscal year 2004 compared to SG&A of $3.0 million and 6.4% of net sales for the prior year third quarter. Selling, general and administrative expense (SG&A) was $8.7 million and 6.8% of net sales for the nine months ended March 27, 2004 compared to SG&A of $8.4 million and 6.6% of net sales for the nine months ended March 29, 2003. The increase in SG&A in the nine month period is attributable to an increase in factoring costs associated with increased sales to customers based in the Caribbean (where the factor's risks are higher) and increased costs of audit and tax services, insurance and property taxes.

During the quarter ended March 29, 2003, the Company recorded a restructuring charge of $398,000 on a pre-tax basis associated with the operational closing of its Catawba facility as announced on March 5, 2003. The charge reflected employee termination costs of approximately $354,000. Production at the Catawba facility ceased in April 2003 and the Company is in the process of liquidating the assets associated with this facility. There were no restructuring charges recorded during the nine months ended March 27, 2004.

The Company reported an operating loss of $1.2 million for the quarter ended March 27, 2004 compared to an operating loss of $0.5 million in the prior year quarter. The Company reported an operating loss of $1.3 million for the nine months ended March 27, 2004 compared to an operating profit of $3.8 million for the nine months ended March 29, 2003. The decline in operating profit for the current year quarter and nine-month period was attributable to the decline in gross profit as discussed above.

Interest expense was $1.2 million and $3.5 million for the quarter and nine months ended March 27, 2004, respectively, compared to $1.3 million and $4.1 million for the corresponding prior year periods. The reduction in interest expense for the nine-month period was primarily due to the reduction in the balance of Delta Mills' 9.625% Senior Notes. The prior year quarter and nine-month periods are net of $0.1 million and $0.3 million, respectively, in interest capitalized related to capital projects. Capitalized interest in the current year periods was not material. There was no interest income in either the current or the prior year period.

Included in other (expense) income for the nine months ended March 29, 2003 was a $1.3 million gain resulting from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes. There was no income or expense in this category in the nine months ended March 27, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The income tax benefit for the current year quarter was $35,000 relating to state taxes. There was no federal tax benefit due to the requirement, previously announced on September 26, 2003, for a deferred income tax valuation allowance that reduced the Company's net deferred tax assets to zero as of the fiscal year ended June 28, 2003 and will similarly reduce it for subsequent periods unless and until such time when it is more likely than not that the deferred income tax asset will be realized. For the prior year quarter and nine months, the Company recorded a tax benefit of $0.7 million and tax expense of $0.4 million, respectively.

The Company reported a net loss of $2.3 million or $0.40 per common share for the quarter ended March 27, 2004 compared to a net loss of $1.1 million or $0.19 per common share for the quarter ended March 29, 2003. For the nine months ended March 27, 2004, the Company reported a net loss of $4.8 million or $0.82 per common share compared to net income of $0.6 million or $0.10 per common share for the nine months ended March 29, 2003. Net income for the previous year nine months included a gain of $0.8 million on an after tax basis from the repurchase by Delta Mills of a portion of its 9.625% Senior Notes.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 27, 2004, the Company generated $5.5 million in cash from operations. This includes $6.7 million in cash from changes in operating assets and liabilities, resulting primarily from a $9.7 million decrease in accounts receivable associated with the decrease in sales. The principal uses of cash were capital expenditures of $3.4 million, net of $0.4 million in proceeds from the disposal of assets. Outstanding borrowings under the GMAC revolving credit facility described below decreased $2.1 million from the balance at June 28, 2003.

Delta Mills has a $50 million credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are based on eligible accounts receivable and inventories of Delta Mills. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 2.843% at March 27, 2004 prior to giving effect to the increase described below and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $22.7 million and $24.9 million as of March 27, 2004 and June 28, 2003, respectively. As of March 27, 2004, the revolver availability was approximately $18 million without giving effect to the $7 million availability requirement described below.

The GMAC credit facility has financial covenants that require Delta Mills to comply with a maximum leverage ratio and a minimum fixed charge coverage ratio. As a result of the operating loss in the third quarter of fiscal 2004, Delta Mills was not in compliance with the maximum leverage ratio covenant at the end of that quarter. As reported in the Company's third quarter earnings release on April 20, 2004 and furnished on Form 8-K, GMAC has granted Delta Mills a waiver and amendment that waives the existing default with respect to the maximum leverage ratio covenant, temporarily amends the maximum leverage ratio covenant for the fourth quarter of fiscal 2004, and temporarily eliminates the fixed charge coverage ratio covenant for the fourth quarter of fiscal 2004. The waiver and amendment also reduces Delta Mills' availability under the credit facility by $7 million for the remaining term of the facility and increases the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if Delta Mills has net income for fiscal 2005 and no event of default exists under the credit facility. Management believes that there will be adequate availability under the Delta Mills credit facility and that Delta Mills will remain in compliance with the facility's financial covenants for the remainder of fiscal 2004; however, there can be no assurance to this effect for fiscal 2005. Management believes that it will be able to address with GMAC any availability or financial covenant issues; however, there can be no assurance to this effect.

On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At March 27, 2004, the outstanding balance of the notes was $31,941,000, unchanged from the balance at June 28, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills' 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to the Company subject to compliance with the same conditions. At March 27, 2004, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside. During the nine months ended March 27, 2004 and the year ended June 28, 2003, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.

On January 16, 2004, based on the recommendation of Delta Woodside's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The amendment was contingent on receiving the requisite consent of the Company's revolving credit agreement lender. This consent was subsequently obtained. The deferred compensation plan amendment provides that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's current account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Company's revolving credit facility and on compliance with the fixed charge coverage ratio test in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. The first payment of approximately $3.1 million was made in February of 2004. The Compensation Committee and the Board adopted this amendment as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets. As of March 27, 2004, the Company's aggregate deferred compensation liability was approximately $4.8 million. Of this amount, approximately $1,198,000, $285,000 and $80,000 were for the accounts of William
F. Garrett, CEO, William H. Hardman, Jr., CFO, and Donald C. Walker, Controller, respectively.

As a result of this amendment to the deferred compensation plan, approximately $2.3 million, which represents the second February 15 payment, plus distributions anticipated to occur in the next twelve months due to participant retirements, has been reclassified on the condensed consolidated balance sheet at March 27, 2004 from deferred compensation to accrued employee compensation in current liabilities. The Company estimates that this amendment will result in interest savings of $1.1 million over the next four years and approximately $5.1 million over the term of the original plan.

On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace SC. The Company completed the first phase of this project in June of 2003. During fiscal years 2004, 2005 and 2006, the Company plans to make additional capital expenditures for this project to position the finishing facility for growth and improved product quality. The cost of this project makes up the majority of the approximately $6.4 million in capital expenditures for fiscal year 2003 and the majority of the approximately $5.0 million per year planned for capital expenditures in each of fiscal years 2004 and 2005. During the quarter ended December 27, 2003, the Company revised its capital expenditure plans to delay a portion of its spending into fiscal 2006.

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


RECENT DEVELOPMENTS

The Company has retained the investment banking firm of Soles Brower Smith & Co. to provide the Company with strategic advisory services.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which was originally issued in January 2003, to provide guidance regarding issues arising from the implementation of FIN 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation, and sets forth additional disclosure regarding such interests. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those variable interest entities that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which SFAS 144 defines as the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its SFAS 144 fair value, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Any impairment charge would reduce the value of the Company's assets on its balance sheet and result in a corresponding non-cash charge to earnings that would reduce the Company's net income on its income statement. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The Company does not currently expect to take any material impairment charges in the near future; however, if the Company continues to experience demand significantly less than its production capacity and to experience significant operating losses, SFAS 144 could require the Company in the future to record a material impairment charge against some of its property, plant and equipment.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Financial Accounting Standard 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of March 27, 2004 and June 28, 2003, the Company established a full valuation allowance for its net deferred tax assets.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. Positive evidence supporting the realizability of the Company's deferred tax assets includes improved operating results in fiscal 2003 and the longer term periods over which net operating loss carryforwards expire. The Company's pre-tax operating losses in fiscal 2002, fiscal 2001 and year-to-date fiscal 2004 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets.

To fully realize the deferred tax assets for net operating losses, the Company will need to generate future taxable income of approximately $29,000,000 in the United States beginning in fiscal 2004. The Company's federal net operating loss carryforwards generally expire in varying intervals from 2013 to 2021, while state loss carryforwards began to expire at various intervals beginning in fiscal 2003. Management currently believes that it is more likely than not that the Company will be unable to fully utilize its net deferred tax assets before they expire. Therefore, SFAS 109 required the Company to record a full valuation allowance for its net deferred tax assets. Accordingly, the Company has a full valuation allowance for its net deferred tax assets of $ 9,372,000 at March 27, 2004.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of March 27, 2004, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $1.0 million on the value of the contracts. As of June 28, 2003, such a 10% decline would have had a negative impact of $0.8 million. The increase in the potential negative impact from June 28, 2003 to March 27, 2004 is due principally to higher cotton prices at the more recent date.


Interest Rate Sensitivity

The $50 million secured four-year revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of March 27, 2004, an increase in the interest rate of 1% would have a negative impact of approximately $227,000 annually. As of June 28, 2003, an increase in the interest rate of 1% would have had a negative impact of approximately $249,000 annually. The decrease in the potential negative impact from June 28, 2003 to March 27, 2004 is due to the decrease in borrowings from the facility.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of March 27, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.


Changes in Internal Controls

There was no change in the Company's internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings (not applicable)

Item 2.    Changes in Securities and Use of Proceeds (not applicable)

Item 3.    Defaults upon Senior Securities

As a result of the operating loss in the current year third quarter, the Company's operating subsidiary Delta Mills, Inc. was not in compliance with the maximum leverage ratio covenant of its $50 million revolving credit agreement with GMAC at the end of the third quarter of fiscal 2004. As reported in the Company's third quarter earnings release on April 20, 2004 (furnished on Form 8-K), GMAC has granted Delta Mills a waiver and amendment that waives the existing default with respect to the maximum leverage ratio covenant, temporarily amends the maximum leverage ratio covenant for the fourth quarter of fiscal 2004, and temporarily eliminates the fixed charge coverage ratio covenant for the fourth quarter of fiscal 2004. The waiver and amendment also reduces Delta Mills' availability under the credit facility by $7 million for the remaining term of the facility and increases the interest rates under the credit facility by 125 basis points; however, the interest rates will revert to their pre-amendment levels if Delta Mills has net income for fiscal 2005 and no event of default exists under the credit facility.


Item 4.    Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.    Other Information

The New York Stock Exchange suspended trading in the Company's common stock prior to the opening of trading on Friday, April 23, 2004, and has informed the Company that it will delist the Company's common stock. The Company's common stock is now quoted on the Nasdaq Over the Counter Bulletin Board (OTC-BB) with the symbol DLWI.

The Company had been operating under a plan to address by March 31, 2004 its non-compliance with the NYSE's continued listing requirement to maintain an average global market capitalization of at least $15 million over a consecutive 30 trading-day period, but the Company was unable to return to compliance within the required time frame. Furthermore, the NYSE has announced that it is seeking to amend its continued listing criteria to require an average global market capitalization of $25 million. In addition, the NYSE has announced that it is seeking to amend its current continued listing criteria that require a listed company to maintain total stockholder's equity of $50 million if its average global market capitalization is less than $50 million to increase both thresholds to $75 million. It was evident to the Company that under the new NYSE continued listing criteria, the Company could meet neither the $25 million average global market capitalization requirement nor the $75 million total shareholder's equity requirement for companies with average global market capitalization of less than $75 million. If business conditions improve sufficiently in the future for the Company to meet the listing criteria of one of the major exchanges or the Nasdaq National Market (NNM), the Company will consider the possibility of moving its listing to one of the major exchanges or the NNM.

Item 6.     Exhibits and Reports on Form 8-K

a) Listing of Exhibits

              4.3.1.6      Waiver and Amendment to Credit Agreement and Other Documents dated as of April 19, 2004 between Delta
                           Mills, Inc. and GMAC Commercial Finance LLC.

              31.1         Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2         Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1         Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2         Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K

              Form 8-K dated January 20, 2004 reporting Regulation FD Disclosure and Results of Operations and Financial Condition for the fiscal quarter ended December 27, 2003 under Items 7, 9 and 12 furnished on January 21, 2004.

              Form 8-K dated March 26, 2004 reporting Other Events under Item 5 filed on March 26, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Delta Woodside Industries, Inc.
                                                 (Registrant)




Date                  May 11, 2004               By: /s/ W. H. Hardman, Jr.
      ------------------------------------   -----------------------------------
                                                 W.H. Hardman, Jr.
                                                 Chief Financial Officer