Form 10-K
period 2004-07-03
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2004-10-19
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2004

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                  -------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       South Carolina                          57-0535180
---------------------------         --------------------------------------------
  (State of Incorporation)          (I.R.S. Employer Identification No.)

  PO Box 6126
  100 Augusta Street
  Greenville, South Carolina                                         29606
----------------------------------------------              --------------------
(Address of principal executive offices)                         (Zip code)


                                  864/255-4100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
       Title of each class                            on which registered
       -------------------                         --------------------------



Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                          Common Stock, Par Value $.01
                          Common Stock Purchase Rights

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes                        No   X
             --------                  -------


The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the New York Stock Exchange on December 26, 2003, which was the last trading day of the second quarter of fiscal 2004, of $1.60 per share, was $9,428,800.

The number of shares of Common Stock outstanding, par value $.01 per share, as of October 15, 2004: 6,002,052

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended July 3, 2004 are incorporated by reference into Parts I and II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 22, 2004 are incorporated by reference into Part III.


                     FOR THE FISCAL YEAR ENDED JULY 3, 2004
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           4
Item 2.        Properties                                                                                        11
Item 3.        Legal Proceedings                                                                                 11
Item 4.        Submission of Matters to a Vote of Security Holders                                               11

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters and Issuer Purchases
               of Equity Securities                                                                              11
Item 6.        Selected Financial Data                                                                           13
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             13
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        13
Item 8.        Financial Statements and Supplementary Data                                                       13
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              13
Item 9A.       Controls and Procedures                                                                           13
Item 9B.       Other Information                                                                                 13

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                14
Item 11.       Executive Compensation                                                                            14
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    14
Item 13.       Certain Relationships and Related Transactions                                                    14
Item 14.       Principal Accountant Fees and Services                                                            14

PART IV

Item 15.       Exhibits and Financial Statement Schedules                                                        15



PART I

ITEM I. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

     o    changes in the retail demand for apparel products
     o    the cost of raw materials
     o    competitive conditions in the apparel and textile industries
     o the relative strength of the United States dollar as against other currencies
     o changes in United States and international trade regulations, including without limitation the expected end of quotas on textile and apparel products amongst WTO member states in 2005
     o the discovery of unknown conditions, such as environmental matters and similar items

Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. You should also review the other cautionary statements we make in this Annual Report and in other reports and other documents the Company files with the Securities and Exchange Commission. All forward-looking statements attributable to us, or persons acting for us, are expressly qualified in their entirety by our cautionary statements.

The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.


GENERAL

Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 100 Augusta Street, PO Box 6126, Greenville, South Carolina 29606 (telephone number:
864-255-4100). The Company's common stock is listed on the NASDAQ OTC Bulletin Board under the symbol "DLWI". All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

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

During fiscal 2000, the Company's board of directors determined that it was in the best interest of the Company and its shareholders to separate the three businesses into three independent companies. In May of 2000, the Company internally reorganized its business operations such that (i) all of the assets and operations of the Delta Apparel Company division were transferred to a newly-formed direct subsidiary of the Company named Delta Apparel, Inc. ("Delta Apparel") or to a subsidiary of Delta Apparel, (ii) all of the assets and operations of the Duck Head Apparel Company division were transferred to another newly-formed direct subsidiary of the Company named Duck Head Apparel Company, Inc. ("Duck Head") or to a subsidiary of Duck Head, and (iii) the Company's subsidiary Delta Mills, Inc. ("Delta Mills"), which includes all of the assets and operations of the Delta Mills Marketing Company division, became a direct subsidiary of the Company.

On June 30, 2000,  the Company  simultaneously  spun-off  Delta Apparel and Duck
Head. All of the outstanding common stock of Delta Apparel and all of the outstanding common stock of Duck Head were distributed to the shareholders of the Company pro rata based on their record ownership on June 19, 2000 of the Company's common stock.

During fiscal 1998, the Company made the decision to exit the knit textile market by closing the Delta Mills Stevcoknit Fabrics Company operating division. Also during fiscal 1998, the Company made the decision to exit the fitness equipment (Nautilus International) business. Delta Apparel, Duck Head, Stevcoknit Fabrics Company and Nautilus International have been classified and reported as discontinued operations. Most of the liquidation of Stevcoknit Fabrics Company was completed in fiscal 1998. The Nautilus International business was sold in January 1999.

Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.


PRODUCTS, RAW MATERIALS, AND MANUFACTURING

The Company produces woven textile fabrics through its Delta Mills (formerly named the Delta Mills Marketing Company) operating subsidiary. Delta Mills is the only business segment of the Company.

The Company manufactures woven textile fabrics from cotton, wool, flax or synthetic fibers from cotton yarn or from synthetic filament yarns. Cotton is purchased from numerous suppliers. Wool, flax, synthetic fibers and synthetic filament yarns are purchased from a smaller number of competitive suppliers. The Company spins the major portion of the spun yarns used in its weaving operations and the balance is purchased from a small number of domestic spinners. The Company expects the portion of its yarn purchases from outside suppliers to increase in fiscal year 2005. In manufacturing these yarns, the cotton and synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. The Company combs (removing short fibers) some cotton fiber to make high quality yarns. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments.

The Company's principal raw material is cotton, although it also spins polyester, wool, linen fiber, acrylic, lyocell, nylon and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from two major suppliers, both of whom provide competitive prices. Polyester prices for fiscal year 2004 were unchanged from fiscal year 2003. The Company's average price per pound of cotton purchased and consumed, including freight and carrying costs, was $0.590 in fiscal year 2004 as compared to $0.463 in fiscal year 2003, and $0.594 in fiscal year 2002. As of July 3, 2004, the Company had contracted to purchase 74%, and had fixed the price for approximately 47%, of its expected cotton requirements for fiscal year 2005. The percentage of the Company's cotton requirements that the Company fixes each year varies depending upon the Company's forecast of future cotton prices. The Company believes that recent cotton prices have enabled it to contract for cotton at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers.

Most of the Company's raw materials are available from more than one primary source, but the Company is currently depending primarily on one supplier for rayon staple. This supplier recently emerged from reorganization under Chapter 11 of the federal bankruptcy laws. While the Company does not anticipate, and has not suffered any adverse effects from, this reorganization, there can be no assurances that this supplier will remain viable in the future. The Company does not currently have an alternate domestic source for rayon staple. However, the Company is currently investigating foreign sources of rayon staple or possibly the use of other types of rayon-like fibers. If an alternate source of rayon staple must be used, the Company believes that a cost increase is likely.

During fiscal years 2004, 2003 and 2002, approximately 84%, 77% and 83%, respectively, of the Company's finished fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 16%, 23%, and 17%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics is largely vertically integrated, with the Company performing most of its own spinning, weaving and finishing. The Company's finished fabrics plants are currently operating at less than full capacity.


SALES AND MARKETING

The Company has focused its marketing efforts on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company sells its fabrics primarily to numerous apparel manufacturers and apparel resellers and their subcontractors. These manufacturers and resellers include
Levi-Strauss or its subcontractors, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi-Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R).
Other apparel items manufactured with the Company's fabrics include women's chino pants, women's blazers, and career apparel (uniforms). The Company also sells camouflage fabric and other fabrics used in apparel for the United States Department of Defense. The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas, San Francisco and Mexico.

For fiscal year 2004,  the  Company had two  customers,  V.F.  Corporation,  and
Levi-Strauss and its subcontractors, which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal 2004. For fiscal year 2003, the Company had three customers, Levi-Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. For fiscal year 2002, the Company had two customers, Levi-Strauss and V.F. Corporation, net sales to each of which each exceeded 10% of consolidated net sales. The Company's aggregate net sales to these customers were $63 million, or approximately 36%, of net sales for fiscal year 2002. There is a trend towards selling directly to subcontractors of major apparel companies either in addition to or in lieu of sales directly to the major apparel companies themselves. The foregoing amounts include sales directly to subcontractors or the apparel companies named. In addition, during fiscal years 2004, 2003, and 2002, net sales of military fabrics to apparel customers accounted for approximately 44%, 33%, and 31%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.


ORDER BACKLOG

The Company's order backlog at July 3, 2004 was $41.6 million, a decrease of $13.9 million from the $55.5 million order backlog at June 28, 2003. The majority of this decrease was in men's apparel fabrics. This decline was partially offset by an increase in the order backlog for both government and synthetic fabrics. In recent years, customers in the industry have shortened lead times for delivery requirements. In response to this, the Company has implemented a quick response delivery system. The Company expects to ship the majority of the orders that make up its order backlog during the next twelve months. However, because the apparel market continues to be soft, management believes that the order backlog at any given point in time is not an indication of future sales.


COMPETITION

The cyclical nature of the textile and apparel industries, characterized by rapid shifts in fashion, consumer demand and competitive pressures, results in both price and demand volatility. The demand for any particular product varies from time to time based largely upon changes in consumer preferences and general economic conditions affecting the textile and apparel industries, such as consumer expenditures for non-durable goods. In recent years, the Company has seen a trend toward shorter lead times for its customers' orders. The textile and apparel industries are also volatile because the supply of particular products changes as competitors enter or leave the market.

The Company sells primarily to domestic apparel manufacturers, many of which operate offshore sewing operations. The Company competes with numerous domestic and foreign fabric manufacturers, including companies larger in size and having greater financial resources than the Company. The principal competitive factors in the woven fabrics markets are price, service, delivery time, quality and flexibility, with the relative importance of each factor depending upon the needs of particular customers and the specific product offering. Management believes that the Company can maintain its ability to compete effectively by providing its customers with a broad array of high-quality fabrics at competitive prices on a timely basis.

The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one of only two finishers that print camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. We believe additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art spinning, weaving and fabric finishing equipment at most of its facilities; substantial vertical integration; and its ability to communicate electronically with its customers.

Foreign competition is a significant factor in the United States fabric market. The Company believes that its relatively small manual labor component, highly-automated manufacturing processes and domestic manufacturing base allow the Company to compete on a price basis and to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' delivery schedules. In addition, the Company benefits from protections afforded to apparel manufacturers based in certain Latin American and Caribbean countries that ship finished garments into the United States. The North American Free Trade Agreement (often referred to as "NAFTA") entered into force on January 1, 1994. NAFTA has effectively eliminated all tariffs and quotas on goods imported from Mexico if such goods are made from fabric originating in Canada, Mexico, or the United States. The Caribbean Basin Trade Partnership Act (often referred to as "CBTPA") became effective on October 1, 2000. CBTPA has effectively eliminated tariffs and quotas on apparel products imported from participating Caribbean and Central American nations if such products are made from fabric woven in the United States of U.S. yarn. Because NAFTA and CBTPA create an incentive to use fabric manufactured in the United States, they are beneficial to the Company and other domestic producers of apparel fabrics. In contrast, apparel not meeting the origin requirements of these trade preference agreements is subject to tariffs. If NAFTA or CBTPA were repealed or altered in whole or in part, the Company believes that it could be at a serious competitive disadvantage relative to textile manufacturers in other parts of the world seeking to enter the United States market, which would have a material adverse effect on the Company. Moreover, there can be no assurance that the current favorable regulatory environment will continue or that other geographic areas will not be afforded similar regulatory advantages.

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties. Quotas among WTO members are to be eliminated by the end of calendar year 2004. As it implements the WTO mechanisms, the U.S. government is negotiating bilateral trade agreements with developing countries (which are generally exporters of textile and apparel products) that are members of the WTO to get them to reduce their tariffs on imports of textiles and apparel in exchange for reductions by the United States in tariffs on imports of textiles and apparel. The elimination of quotas and the reduction of tariffs under the WTO is expected to result in increased imports of certain textile and apparel products into North America. These factors could make the Company's products less competitive against low cost imports from developing countries.

The Company expects to face a significant change in global competition in 2005 as a result of the WTO's phase-out of textile and apparel quotas by the end of calendar year 2004. Tariffs on textile/apparel products are also being reduced (but not eliminated.) In addition, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations on access to the U.S. market, and there could be a significant negative impact on the North American textile industry. With the arrival of 2005 and the elimination of quotas for WTO members, certain countries, most particularly, but not limited to, China, may have cost advantages compared to the Company.
Accordingly, the Company believes it must fully utilize other competitive advantages it believes it has compared to Asian competitors. Among the advantages of the Company are its well-established relationships with its customers, its ability to respond quickly to its customers' needs as well as the logistic advantages associated with its manufacturing being located in North America. However, there can be no assurance that these advantages will allow the Company to successfully compete with foreign textile producers.

The U.S., the Dominican Republic and the five Central American countries of Costa Rica, El Salvador, Guatemala, Honduras and Nicaragua have signed the U.S./Dominican Republic-Central America Free Trade Agreement (DR-CAFTA). This merged trade agreement is awaiting Congressional consideration. DR-CAFTA will be a NAFTA-like agreement among the signature countries. The rules of origin will allow apparel to be imported into the United States without tariff provided the yarns and fabrics are formed in any participating country. This agreement would create an incentive for apparel manufacturers to use fabric from this region rather than from other parts of the world, which could be beneficial to the Company and other domestic textile manufacturers. Conversely, this agreement may result in an increase in the production and use of regional fabrics formed outside the U.S., which would be a disadvantage to the Company.

EMPLOYEES

The Company has approximately 1,500 employees. Unions do not represent any of the Company's employees and the Company is not aware of any efforts to organize any of its employees. The Company believes that its relations with its employees are good.


ENVIRONMENTAL

The Company is subject to various federal, state and local environmental laws and regulations concerning, among other things, wastewater discharges, storm water flows, air emissions, ozone depletion and solid waste disposal. The Company's plants generate very small quantities of hazardous waste, which are either recycled or disposed of off-site. Most of its plants are required to possess one or more discharge permits.

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 Finishing Plants, have experienced high nitrate levels at the spray field for these plants. The Company is working with the South Carolina Department of Health and Environmental Control ("DHEC") to address this issue. On August 5, 2004, DHEC proposed a consent agreement, which establishes a groundwater mixing zone with nitrate parameters that the Company believes it can satisfy without additional, material cost or future violations. Although there is no assurance that the Company will be successful and it could face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 Finishing Plants on April 1, 2004, contained a new parameter for zinc that the Company is supposed to meet by April 1, 2006. Discharges from nitrate recovery wells have exceeded this parameter. The Company has proposed to convert the recovery wells into monitoring wells to eliminate the zinc discharge and understands that DHEC is amenable to this approach. Although there is no assurance that the Company will be successful and it could be required to construct a zinc wastewater treatment feature and/or face administrative penalties if it is not, the Company does not currently believe that this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $306,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring Delta Mills to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that Delta Mills provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. At the time of this filing, management believes that the escrow is sufficient to cover any expenses related to the remediation of this property.

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

At the Mississippi site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation for an EPA RCRA contractor to determine if any homes around the site still used private water wells and located three such homes.

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

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc., a subsidiary of the Company, accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.) Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn.

Generally, the environmental rules applicable to the Company are becoming increasingly stringent. The Company incurs capital and other expenditures in each year that are aimed at achieving compliance with current and future environmental standards.

The Company does not expect that the amount of such expenditures in the future will have a material adverse effect on its operations or financial condition. There can be no assurance, however, that future changes in federal, state or local regulations, interpretations of existing regulations or the discovery of currently unknown problems or conditions will not require substantial additional expenditures. Similarly, the extent of the Company's liability, if any, for past failures to comply with laws, regulations and permits applicable to its operations cannot be determined.

INDUSTRY SEGMENT INFORMATION

Delta Mills is the only business segment of the Company.

Item 2. PROPERTIES

The following table provides a description of Delta Woodside's principal facilities.

                                                                            Approximate
                                                                              Square
          Location                                     Utilization            Footage     Owned/Leased
          --------                                     -----------            -------     ------------

Greenville, SC                                    Administrative Offices        17,400        Leased (1)
New York, NY                                      Sales Offices                 10,245        Leased (2)
Beattie Plant, Fountain Inn, SC                   Spinning and Weaving         390,000        (3)
Estes Plant, Piedmont, SC                         Spinning and Weaving         332,000        (3)
Delta 3 Plant, Wallace, SC                        Dyeing and Finishing         555,000        (3)
Pamplico and Cypress Plants, Pamplico, SC         Spinning and Weaving         419,000        (3)
Delta 2 Plant, Wallace, SC                        Dyeing and Finishing         347,000        (3)

(1)      Lease expires in December 2008.
(2)      Lease expires in December 2004.
(3) The title to these facilities and substantially all of the equipment located in these facilities is held by three South Carolina counties under a fee-in-lieu-of-taxes arrangement with Delta Mills, which has the effect of substantially reducing the Company's property taxes in South Carolina. Although Delta Mills can reacquire such property at a nominal price, this would currently cause a significant increase in the amount of property taxes paid by the Company.

Except as noted above, all of the above facilities are owned by the Company's Delta Mills, Inc. subsidiary, subject in certain cases to various outstanding liens. Delta Woodside leases corporate offices in Greenville, South Carolina. The lease on the corporate offices expires on December 31, 2008. Sales offices are leased in New York City under leases expiring in December 2004. At the date of execution of this Form 10-K, the Company's plants are operating at less than full production capacity. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001. The Company has since liquidated or transferred substantially all of the assets associated with this facility except for the facility's real property. On August 24, 2004, Delta Mills contracted to sell the real property for expected net proceeds of approximately $1.8 million. The sales price, net of selling costs, under the contract was approximately $847,000 less than the carrying amount of the asset on the Company's books. Based on this information relative to the fair value of the property at July 3, 2004, the Company recorded an impairment charge of approximately $847,000 for the fourth quarter of fiscal 2004. The sale was subject to closing conditions, and the prospective purchaser has since terminated the proposed sale as permitted by the contract. The Company has lowered its offering price for the property to reflect the price in the terminated contract.

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

Item 3.  LEGAL PROCEEDINGS

All litigation to which the Company is a party is ordinary routine product liability litigation, contract breach litigation, or employment litigation incident to its business that does not depart from the normal kind of such actions. The Company believes that none of these actions should have a material adverse effect on its results of operations or financial condition taken as a whole.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2004 fiscal year.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 3, 2004 is incorporated herein by reference.

During fiscal year 2004, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.


EQUITY COMPENSATION PLAN DISCLOSURE

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of July 3, 2004:

                                                                                                       ( c )
                                                                                               Number of Securities
                                              ( a )                                           Remaining Available for
                                       Number of Securities                ( b )               Future Issuance Under
                                        To be Issued Upon             Weighted-Average          Equity Compensation
                                     Exercise of Outstanding         Exercise Price of           Plans (Excluding
                                        Options, Warrants,          Outstanding Options,      Securities Reflected in
Plan category                               and Rights              Warrants and Rights            Column ( a )
----------------------------------  ---------------------------   -------------------------  --------------------------
Equity compensation plans approved
    by stockholders:


Stock Option Plans                                    370,910                        $6.75                      45,840

Incentive Stock Plans:

      Incentive Stock Award Plan                                                     $0.01                       7,417

2004 Stock Plan:

      Restricted Awards                                 87,300                         N/A                      14,400

      Phantom Awards                                    58,200                         N/A                       9,600

                                    ---------------------------   -------------------------  --------------------------

Sub-total                                              516,410                       $6.75                      77,257

Equity compensation plans not
      approved by stockholders                             N/A                         N/A                         N/A

                                    ---------------------------   -------------------------  --------------------------

Total                                                  516,410                       $6.75                      77,257

Item 6.  SELECTED FINANCIAL DATA

The material under the heading "Selected Financial Data" on page 1 of the Company's annual shareholders' report for the year ended July 3, 2004 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 3 through 15 of the Company's annual shareholders' report for the year ended July 3, 2004 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material under the subheading, "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on page 11 of the Company's annual shareholders' report for the year ended July 3, 2004 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements included on pages 16 through 36 of the Company's annual shareholders' report for the year ended July 3, 2004 are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), have concluded that, as of July 3, 2004, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no changes in the Company's internal controls over financial reporting during the fiscal quarter ended July 3, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has adopted a code of ethics that applies to its chief executive officer, its chief financial officer and its controller. A copy of this code of ethics is posted on the Company's web site at www.deltawoodside.com. The Company will disclose any amendment to, or any waiver of, any provision of its code of ethics that is required to be included in the code by Item 406 of Regulation S-K promulgated under the Securities Exchange Act that applies to the Company's chief executive officer, chief financial officer or controller by posting such information on its web site.

The other information required by this Item is incorporated herein by reference from the portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the headings "Election of Directors", "Executive Officers" and "Section 16 (a) Beneficial Ownership Reporting Compliance."

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

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the portion of the definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to 120 days following the end of the Company's fiscal year under the heading "Ratification of Appointment of KPMG LLP as Independent Registered Public Accounting Firm - Principal Accountant Fees and Services."

                                     PART IV


Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a) (1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 3, 2004 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- July 3, 2004 and June 28, 2003.

         Consolidated statements of operations--Years ended July 3, 2004, June 28, 2003 and June 29, 2002.

         Consolidated statements of shareholders' equity--Years ended July 3, 2004, June 28, 2003 and June 29, 2002.

         Consolidated statements of cash flows--Years ended July 3, 2004, June 28, 2003 and June 29, 2002.

         Notes to consolidated financial statements.

The following consolidated financial statement schedules of Delta Woodside Industries, Inc. are included in Item 15(a)(2):

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

4.1                   See Exhibits 3.1, 3.1.1, 3.1.2, 3.1.3, 3.1.4, 3.1.5, 3.1.6 and 3.2.

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

4.3.1.5               Waiver dated September 27, 2003 by GMAC Commercial Credit, LLC as a lender and agent: Incorporated  by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                      September 30, 2003.

4.3.1.6               Consent under Credit Agreement and Other Documents dated February 4, 2004: Incorporated by reference to
                      Exhibit 4.3.1.5 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.

4.3.1.7               Waiver and Amendment to Credit Agreement and Other Documents dated April 19, 2004: Incorporated by reference to Exhibit 4.3.1.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2004.

4.3.1.8               Amendment to Credit Agreement dated August 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial
                      Finance, LLC, as a lender and agent.

4.3.1.9               Amendment to Credit Agreement dated October 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial
                      Finance, LLC, as a lender and agent.


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

4.3.5                 Stock Pledge and Security Agreement, dated as of March 31, 2000, by Delta Mills, Inc. in favor of GMAC
                      Commercial Credit LLC as agent: Incorporated by reference to Exhibit 99.5 to the Company's Current
                      Report on Form 8-K dated March 31, 2000 and filed with the Securities and Exchange Commission on April 13,
                      2000
..
4.3.6                 Stock Pledge and Security Agreement, dated as of May 11, 2000, by Delta Woodside Industries, Inc. in favor of GMAC Commercial Credit LLC as agent : Incorporated by reference to Exhibit 4.3.6 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.

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

10.1.1**              First Amendment dated December 23, 2003 to Delta Woodside Group Deferred Compensation Plan for Key
                      Managers Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly  Report on Form 10-Q for the fiscal quarter ended December 27, 2003.





10.1.2**              Second Amendment dated January 16, 2004 to Delta Woodside Group Deferred Compensation Plan for Key
                      Managers Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.

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

10.5.1**              Amendment of 2000 stock option plan of Delta Woodside Industries,  Inc:  Incorporated by reference to Item
                      6(a) of the  Company's  report  on Form  10-Q for the quarter  ended  September 30, 2000 and filed with the
                      Securities  and Exchange  Commission  on November 14, 2000.



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

10.9**                Delta Woodside Industries, Inc. 2004 Stock Plan. Effective September 25, 2003. Incorporated by reference to
                      Exhibit 99 to the Company's Registration Statement on Form S-8 filed with the  Commission  on January 29,
                      2004 (Commission File No. 333-112308.)

10.10                 See Exhibits 4.3.1, 4.3.1.1,  4.3.1.2,  4.3.1.3,  4.3.1.4,  4.3.1.5,  4.3.1.6,  4.3.1.7,  4.3.1.8,  4.3.1.9,
                      4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6 and 4.4.

13                    Annual Report to Shareholders of the Company for the fiscal year ended July 3, 2004.

21                    Subsidiaries of the Company: Incorporated by reference to Exhibit 21 to the 2001 Form 10-K.

23                    Report on Schedules and Consent of Independent Registered Public Accounting Firm for the years ended July 3, 2004, June 28, 2003 and June 29, 2002.

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

         (b)      Reports on Form 8-K

                  On April 21, 2004, the Company furnished a Current Report on Form 8-K dated April 20, 2004 reporting information under Items 7, 9 and 12.

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


                                       DELTA WOODSIDE INDUSTRIES, INC.
                                                (Registrant)


     October 15, 2004                   By:  /s/ William F. Garrett
-----------------------------           ----------------------------------------
         Date                           William F. Garrett
                                        President, Chief Executive Officer and
                                        Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C.C. Guy                          10/15/2004        /s/ William F. Garrett                                   10/15/2004
------------------------------------- -------------     -------------------------------------------------------- -------------
C.C.  Guy                             Date              William F.  Garrett                                      Date
Director                                                President,  Chief Executive Officer and Director

/s/ J. Patrick Danahy                 10/15/2004        /s/ William H. Hardman, Jr.                              10/15/2004
------------------------------------- -------------     -------------------------------------------------------- -------------
J. Patrick  Danahy                    Date              William H. Hardman,  Jr.                                 Date
Director                                                Vice  President, Treasurer, and Chief Financial Officer

/s/ Michael R. Harmon                 10/15/2004        /s/ Donald C. Walker                                     10/15/2004
------------------------------------- -------------     -------------------------------------------------------- -------------
Michael R. Harmon                     Date              Donald C. Walker                                         Date
Director                                                Vice President, Assistant Secretary, and Controller

/s/ Max Lennon                        10/15/2004
------------------------------------- -------------
Max Lennon                            Date
Director

/s/ E. Erwin Maddrey, II              10/15/2004
------------------------------------- -------------
E. Erwin Maddrey, II                  Date
Director

/s/ Buck A. Mickel                    10/15/2004
------------------------------------- -------------
Buck A. Mickel                        Date
Director




                                  EXHIBIT INDEX


4.3.1.8        Amendment  to Credit  Agreement  dated August 18, 2004 by and between  Delta  Mills,  Inc. and GMAC
               Commercial Finance, LLC, as a lender and agent.

4.3.1.9        Amendment to Credit  Agreement  dated  October 18, 2004 by and between  Delta Mills,  Inc. and GMAC
               Commercial Finance, LLC, as a lender and agent.

13             Annual Report to Shareholders of the Company for the fiscal year ended July 3, 2004.

23             Report on Schedules and Consent of Independent Registered Public Accounting Firm for the years ended July 3, 2004,
               June 28, 2003, and June 29, 2002.

31.1           Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.



                                   SCHEDULE I


CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
(In thousands, except share data)
                                                                          July 3, 2004        June 28, 2003
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $161                 $261
  Prepaid expenses and other current assets                                      8,697                7,703
                                                                       ----------------     ----------------
                                TOTAL CURRENT ASSETS                             8,858                7,964

INVESTMENT IN SUBSIDIARIES                                                      36,033               41,521
ADVANCES TO SUBSIDIARIES                                                        17,333               17,082
DEFERRED INCOME TAXES                                                            1,594                4,841
OTHER ASSETS                                                                        25                   25
                                                                       ----------------     ----------------
   TOTAL ASSETS                                                                $63,843              $71,433
                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                          $5                  $53
  Deferred income taxes                                                            491                  574
                                                                       ----------------     ----------------
                    TOTAL CURRENT LIABILITIES                                      496                  627

SHAREHOLDERS' EQUITY
  Preferred Stock
  Common Stock -- par value $.01 a share - authorized
      50,000,000 shares, issued and outstanding 6,002,000 shares
      (2004) and 5,862,000 shares (2003)                                            60                   59
  Additional paid-in capital                                                    87,073               86,869
  Accumulated deficit                                                          (23,786)             (16,122)
                                                                       ----------------     ----------------
                                                                                63,347               70,806
COMMITMENTS AND CONTINGENCIES
                                                                       ----------------     ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $63,843              $71,433
                                                                       ================     ================




See notes to condensed financial statements.



CONDENSED STATEMENTS OF OPERATIONS Delta Woodside Industries, Inc.
(In thousands, except per share data)                                    Year Ended           Year Ended            Year Ended
                                                                        July 3, 2004         June 28, 2003        June 29, 2002
                                                                        ------------         -------------        -------------

Selling, general and administrative (expense) income                             $(32)                 $(1)                 $118
Equity in income (loss) of subsidiaries                                        (5,488)                2,595              (2,063)
Other income                                                                        12                    1                    4
                                                                       ----------------     ----------------      ---------------
  OPERATING PROFIT (LOSS)                                                      (5,508)                2,595              (1,941)
  Interest income                                                                                                             76
                                                                       ----------------     ----------------      ---------------
 INCOME (LOSS) BEFORE INCOME TAXES                                             (5,508)                2,595              (1,865)
Income tax expense                                                               2,156                7,211                  240
                                                                       ----------------     ----------------      ---------------
NET LOSS                                                                      $(7,664)             $(4,616)             $(2,105)
                                                                       ================     ================      ===============


Basic and diluted loss per share                                               $(1.30)              $(0.79)              $(0.36)
                                                                       ================     ================      ===============

Weighted average number
  of shares outstanding                                                          5,893                5,862                5,831
                                                                       ================     ================      ===============



See notes to condensed financial statements.


CONDENSED STATEMENTS OF CASH FLOWS
Delta Woodside Industries, Inc.
(In thousands)                                                           Year Ended           Year Ended            Year Ended
                                                                        July 3, 2004         June 28, 2003        June 29, 2002
                                                                        ------------         -------------        -------------
OPERATING ACTIVITIES
  Net loss                                                                     $(7,664)             $(4,616)             $(2,105)
  Adjustments to reconcile net loss to net
        cash provided by operating activities:
     Equity in net (income) loss of subsidiaries                                 5,488               (2,595)                2,063
     Change in deferred income taxes                                             3,164                9,480                  755
     Other                                                                         169                  200                  113
     Changes in operating assets and liabilities                                (1,042)              (2,234)                   32
                                                                       ----------------     ----------------      ---------------
NET CASH PROVIDED BY OPERATING  ACTIVITIES                                         115                  235                  858
                                                                       ----------------     ----------------      ---------------

FINANCING ACTIVITIES
  Net advances to subsidiaries                                                    (215)                (212)              (3,327)
  Repurchase common stock                                                                               (24)                 (44)
                                                                       ----------------     ----------------      ---------------
NET CASH USED IN FINANCING ACTIVITIES                                             (215)                (236)              (3,371)
                                                                       ----------------     ----------------      ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (100)                  (1)              (2,513)

Cash and cash equivalents at beginning of year                                     261                  262                2,775
                                                                       ----------------     ----------------      ---------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $161                 $261                 $262
                                                                       ================     ================      ===============


See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Delta Woodside Industries, Inc.

The accompanying condensed financial statements of Delta Woodside Industries, Inc., ("Delta Woodside"), should be read in conjunction with the consolidated financial statements of Delta Woodside Industries, Inc. and its consolidated subsidiaries.

BASIS OF PRESENTATION: Delta Woodside Industries Inc. is the parent of subsidiaries that are engaged in the manufacture, sale and distribution of textile products. Delta Woodside's investments in its subsidiaries are reported in these condensed financial statements using the equity method of accounting.

LONG-TERM DEBT: Delta Mills, Inc., a subsidiary of Delta Woodside, has unsecured Senior Notes and a bank credit facility outstanding. See Note C to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital" in the Company's Annual Report to Shareholders. The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures of Delta Mills. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of undrawn availability under the facility. Loan covenants in the Senior Notes and the Delta Mills credit facility limit the Company's ability to use cash generated by Delta Mills to fund operations in the rest of the Company. In addition to the limitations contained in the Delta Mills credit facility described above, the Senior Notes also contain restrictive covenants limiting payments to the rest of the Company. At July 3, 2004, the net assets of the Company include net assets of the wholly owned subsidiary Delta Mills of approximately $44 million, which are subject to the restrictions described above.

DIVIDENDS: The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At July 3, 2004, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. The indenture pertaining to the Delta Mills' 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills' and its subsidiaries. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. At July 3, 2004, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. During the year ended July 3, 2004, the year ended June 28, 2003, and the year ended June 29, 2002 Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.


                                                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                            DELTA WOODSIDE INDUSTRIES, INC.


------------------------------------------------------------------------------------------------------------------------------------
                 COL. A                         COL. B              COL. C                         COL. D                  COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                     -----------------------------------------
                                     Balance at                                                      (2)
               DESCRIPTION           Beginning              (1)                   (2)             Deductions          Balance at End
                                     of Period        Charged to Costs     Charged to Other        Describe             of Period
                                                        and Expenses       Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts Allowance for Returns:

Year ended July 3, 2004                  $ 180,000                            $1,714,000(1)       $(1,874,000)(2)            $20,000
                                 ===================                     =================      =================      =============

Year ended June 28, 2003                 $  32,000                            $1,751,000(1)       $(1,603,000)(2)           $180,000
                                 ===================                     ==================      ================      =============

Year ended June 29, 2002                  $ 51,000                            $1,795,000(1)       $(1,814,000)(2)            $32,000
                                 ===================                     ==================      ================      =============





NOTES:
1) The change in the allowance for returns is charged to income as a reduction of net sales. 2) Deductions represent customer returns and allowances during the period.