Form 10-Q
period 2005-04-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2005-05-17
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to   ____________

Commission File number  1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


       SOUTH CAROLINA                                        57- 0535180
 --------------------------                              ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


700 North Woods Drive
Fountain Inn, South Carolina                                    29644
------------------------------------------------         -----------------
(Address of principal executive offices)                    (Zip Code)

                                  864 255-4100
                                  ------------
              (Registrant's telephone number, including area code)



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value--6,034,887 shares as of May 13, 2005


                         DELTA WOODSIDE INDUSTRIES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION
                                                                                                            Page
Item 1.  Financial Statements (Unaudited)

Condensed consolidated balance sheets--April 2, 2005 and July 3, 2004                                       3

Condensed consolidated statements of operations--
                  Three and nine months ended April 2, 2005 and March 27, 2004                              4

Condensed consolidated statements of cash flows--
                  Nine months ended April 2, 2005 and March 27, 2004                                        5

Notes to condensed consolidated financial statements                                                        6-10


Item 2.    Management's Discussion and Analysis of  Financial Condition and Results of Operations           11-23

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                       23

Item 4.    Controls and Procedures                                                                          24

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                      24

Item 3.    Defaults upon Senior Securities                                                                  24

Item 4.    Submission of Matters to a Vote of Security Holders                                              24

Item 5.    Other Information                                                                                24

Item 6.    Exhibits                                                                                         24

SIGNATURES                                                                                                  25

CERTIFICATIONS                                                                                              26-33




PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Woodside Industries Inc.
(In Thousands)
                                                    April 2, 2005       July 3, 2004
                                                   -----------------    -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $            210     $        746
  Accounts receivable:
     Factor                                                  36,470           38,613
     Less allowances for returns                                324               20
                                                   -----------------    -------------
                                                             36,146           38,593
  Inventories
     Finished goods                                           8,785            6,613
     Work in process                                         23,983           18,877
     Raw materials and supplies                               6,117            6,889
                                                   -----------------    -------------
                                                             38,885           32,379

  Deferred income taxes                                       1,008              634
  Other assets                                                1,286              333
                                                   -----------------    -------------
                    TOTAL CURRENT ASSETS                     77,535           72,685

ASSETS HELD FOR SALE                                          2,900            2,495

PROPERTY, PLANT AND EQUIPMENT, at cost                      123,492          163,032
     Less accumulated depreciation                           76,241           99,907
                                                   -----------------    -------------
                                                             47,251           63,125

DEFERRED LOAN COSTS AND OTHER ASSETS                            289              372

                                                   -----------------    -------------
                                                   $        127,975     $    138,677
                                                   =================    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Trade accounts payable                           $         11,159     $      7,927
  Revolving credit facility                                  27,884           21,388
  Accrued employee compensation                               4,462            3,144
  Accrued income taxes payable                                2,389            2,392
  Accrued restructuring expenses                              1,736
  Accrued and sundry liabilities                              3,817            5,567
                                                   -----------------    -------------
                    TOTAL CURRENT LIABILITIES                51,447           40,418
LONG-TERM DEBT                                               30,941           31,941
DEFERRED COMPENSATION                                           626            2,337
NON-CURRENT DEFERRED INCOME TAXES                             1,008              634
SHAREHOLDERS' EQUITY
  Common Stock - par value $0.01 a share - authorized
50,000,000 shares, issued and outstanding 6,034,887
shares at April 2, 2005 and 6,002,052 shares at
July 3, 2004                                                     60               60
  Additional paid-in capital                                 87,104           87,073
  Accumulated deficit                                       (43,211)         (23,786)
                                                   -----------------    -------------
                                                             43,953           63,347
COMMITMENTS AND CONTINGENCIES
                                                   -----------------    -------------
                                                   $        127,975     $    138,677
                                                   =================    =============




  See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Woodside Industries Inc.
(In Thousands, except per share data)


                                                    3 Mths Ended      3 Mths Ended      9 Mths Ended     9 Mths Ended
                                                      April 2,         March 27,          April 2,         March 27,
                                                        2005              2004              2005             2004
                                                   ---------------- ----------------- ----------------- ----------------

Net sales                                          $        40,064  $         37,919  $        114,814  $       129,000

Cost of goods sold                                          40,192            36,241           116,058          122,290
                                                   ---------------- ----------------- ----------------- ----------------
GROSS PROFIT (LOSS)                                           (128)            1,678            (1,244)           6,710

Selling, general and administrative expenses                 2,423             2,902             7,804            8,713
Impairment and restructuring expenses                                                            7,350
Other operating income                                         321                28               382              729
                                                   ---------------- ----------------- ----------------- ----------------
  OPERATING LOSS                                            (2,230)           (1,196)          (16,016)          (1,274)

Interest expense                                            (1,352)           (1,172)           (3,909)          (3,540)
Gain on extinguishment of debt                                 500                                 500
                                                   ---------------- ----------------- ----------------- ----------------

LOSS BEFORE INCOME TAXES                                    (3,082)           (2,368)          (19,425)          (4,814)
Income tax benefit                                                               (35)
                                                   ---------------- ----------------- ----------------- ----------------

NET LOSS                                           $        (3,082) $         (2,333) $        (19,425) $        (4,814)
                                                   ================ ================= ================= ================

Basic and diluted loss per share                   $         (0.52) $          (0.40) $          (3.27) $         (0.82)
                                                   ================ ================= ================= ================

Weighted average shares outstanding                          5,962             5,893             5,944            5,892
                                                   ================ ================= ================= ================




See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries Inc.
(In thousands)                                        9 Mths Ended                 9 Mths Ended
                                                     April 2, 2005                March 27, 2004
                                                 -----------------------      ------------------------

OPERATING ACTIVITIES
  Net loss                                       $              (19,425)      $                (4,814)
  Adjustments to reconcile net loss to net cash
     cash (used in) provided by operating activities:
     Depreciation                                                 6,030                         6,595
     Amortization                                                    83                            83
     Impairment and restructuring expense                         7,350
     Gain on early retirement of debt                              (500)
     Gains on disposition of property
        and equipment                                              (245)                         (253)
     Deferred compensation                                         (527)                       (2,780)
     Changes in operating assets and liabilities                 (5,136)                        6,693
                                                 -----------------------      ------------------------

           NET CASH (USED IN) PROVIDED BY
               OPERATING ACTIVITIES                             (12,370)                        5,524
                                                 -----------------------      ------------------------

INVESTING ACTIVITIES
  Property, plant and equipment:
     Purchases                                                     (364)                       (3,858)
     Proceeds of dispositions                                     6,202                           424
                                                 -----------------------      ------------------------
           NET CASH PROVIDED BY (USED IN)
               INVESTING ACTIVITIES                               5,838                        (3,434)
                                                 -----------------------      ------------------------


FINANCING ACTIVITIES
  Proceeds from revolving lines of credit                       129,579                       136,497
  Repayments on revolving lines of credit                      (123,083)                     (138,619)
  Repurchase and retirement of long-term debt                      (500)
  Repurchase common stock                                                                         (26)
                                                 -----------------------      ------------------------
           NET CASH PROVIDED BY (USED IN)
               FINANCING ACTIVITIES                               5,996                        (2,148)
                                                 -----------------------      ------------------------

DECREASE IN CASH
         AND CASH EQUIVALENTS                                      (536)                          (58)


Cash and cash equivalents at beginning of period                    746                           781
                                                 -----------------------      ------------------------

             CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD           $                  210       $                   723
                                                 =======================      ========================







  See notes to condensed consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries ("the Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 2, 2005 are not necessarily indicative of the results that may be expected for the year ending July 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended July 3, 2004.


NOTE B-LONG-TERM DEBT, CREDIT ARRANGEMENTS, AND NOTES PAYABLE

On August 25, 1997, a subsidiary of the Company, Delta Mills, Inc. ("Delta Mills"), issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At April 2, 2005, the outstanding balance of the notes was $30,941,000, a decrease of $1.0 million from the balance of $31,941,000 at July 3, 2004.

Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of $38 million or a "formula amount" based on eligible accounts receivable and inventories of Delta Mills minus a $7 million availability block. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 5.870% at April 2, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $27.9 million and $21.4 million as of April 2, 2005 and July 3, 2004, respectively. As of April 2, 2005, the revolving credit facility availability was approximately $7.9 million, net of the $7 million availability reduction described above.

The GMAC credit facility has financial covenants that require Delta Mills to achieve minimum Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) (as defined in the agreement) levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if Delta Mills and GMAC fail to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. If Delta Mills has net income for fiscal year 2005 and no event of default exists under the credit facility, interest rates under the credit facility will be reduced by 125 basis points. Delta Mills was not in compliance with the minimum EBITDA covenant at April 2, 2005 but has obtained a waiver of this violation from GMAC. Additionally, GMAC has granted Delta Mills a conditional waiver for the fourth quarter of fiscal 2005. The conditions of this waiver include achieving trailing twelve months EBITDA as of fiscal 2005 year end of negative $700,000 and maintaining undrawn availability of at least $2.5 million for thirty consecutive days immediately prior to and immediately subsequent to the date on which Delta Mills delivers to GMAC its draft financial statements for fiscal 2005. The trailing twelve months EBITDA number of negative $700,000 is based upon the most recent fourth quarter projection provided to GMAC and with minimal tolerance for any negative miss. Since March 27, 2004, GMAC previously granted Delta Mills a waiver (with respect to a predecessor covenant) and amendment on April 19, 2004 and granted Delta Mills additional amendments on August 18, 2004 and October 18, 2004. Delta Mills expects to negotiate additional amendments to its credit facility with GMAC during the fourth quarter of fiscal 2005. Delta Mills' Senior
Note Indenture provides that a payment default or an acceleration prior to maturity due to a default under any Delta Mills indebtedness for money borrowed involving a principal amount of $5 million or more (such as Delta Mills' revolving credit facility) would constitute an event of default under the Indenture.

The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills' 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to the Company subject to compliance with the same conditions. At April 2, 2005, Delta Mills was prohibited by these covenants from paying dividends and making loans to the Company. During the year ended July 3, 2004 and the nine month period ended April 2, 2005, Delta Mills did not pay any dividends to the Company.

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


NOTE C - SHAREHOLDERS' EQUITY

Activity in shareholders' equity during the nine months ended April 2, 2005 is as follows (in thousands):

                                                                                           Total
                                      Common       Additional Paid-     Accumulated     Shareholders'
                                      Stock           In Capital          Deficit           Equity
                                  --------------- ------------------ ---------------- ---------------
 Balance at July 3, 2004                     $60             $87,073       $(23,786)        $63,347
 Issuance of common stock                                         31                             31
 Net loss                                                                   (19,425)        (19,425)
                                  --------------- ------------------ ---------------- ---------------
 Balance at April 2, 2005                    $60             $87,104       $(43,211)        $43,953
                                  =============== ================== ================ ===============


NOTE D - STOCK COMPENSATION

The Company applies the intrinsic value-based method of accounting for its stock compensation, in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. If the Company had determined compensation expense at fair value, as under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net loss and loss per share would have been as follows:


(In thousands, except per share data)                        3 Months         3 Months          9 Months         9 Months
                                                              Ended            Ended             Ended            Ended
                                                             4/2/2005        3/27/2004          4/2/2005        3/27/2004
                                                           -------------    -------------     -------------    -------------
Net loss, as reported                                   $       (3,082)  $       (2,333)   $      (19,425)  $       (4,814)

Add stock-based employee compensation expense
   included in reported net loss, net of tax                        11               50                44               77

Less total stock-based compensation expense
   determined under fair value based method, net
   of related tax effects                                          (11)             (50)              (44)             (77)
                                                           -------------    -------------     -------------    -------------

Pro forma net loss                                      $       (3,082)  $       (2,333)   $      (19,425)  $       (4,814)
                                                           =============    =============     =============    =============

Loss per share:
Basic and diluted - as reported                         $        (0.52)  $        (0.40)   $        (3.27)  $        (0.82)
                                                           =============    =============     =============    =============

Basic and diluted - pro forma                           $        (0.52)  $        (0.40)   $        (3.27)  $        (0.82)
                                                           =============    =============     =============    =============

NOTE E - COMMITMENTS AND CONTINGENCIES

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. In January 2005, the North Carolina Department of Revenue (the Department) notified the Company that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the Limited Stores Case), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby the Company could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest totaling approximately $1.4 million. Under the Program, the Department would waive all penalties provided the Company paid the tax and interest and waived all rights to a refund. The Company rejected the Department's offers and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company considers all exposures in determining probable amounts of payment; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company's results of operations.


NOTE F - DEFERRED COMPENSATION

On January 16, 2004, based on the recommendation of the Company's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Delta Mills revolving credit facility and on Delta Mills meeting the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only as a condition to Delta Mills taking certain actions (such as the incurrence of indebtedness or the issuance of preferred stock) in certain circumstances; however, the amendment of the deferred compensation plan adopted by the Board requires satisfaction of the fixed charge coverage ratio test before scheduled payments are made. As a result of this amendment to the deferred compensation plan, approximately $3.5 million, which represents the scheduled February 15, 2005 and February 15, 2006 payments, plus distributions anticipated to occur in the next twelve months due to participant retirements, is classified on the consolidated balance sheet at April 2, 2005 as accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, Delta Mills did not meet, for the purpose of the scheduled payment, the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payment in accordance with the schedule in the amendment will be delayed until all conditions to such payment can be met.

The Compensation Committee of the Company's Board of Directors is exploring the possibility of the Board terminating the deferred compensation plan causing all amounts payable thereunder (approximately $4.1 million as of April 2, 2005) to be paid to the participants at such time as the Company's financial condition and prospects and the covenants in the GMAC credit facility and the Senior Note Indenture make this course of action feasible. The Compensation Committee is considering this course of action because of federal legislation enacted in late 2004 that has modified the US income tax rules governing deferred compensation plans and as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets.

NOTE G - LOSS PER SHARE

Basic and diluted loss per share is based upon the number of weighted average shares outstanding. Options outstanding at April 2, 2005 and March 27, 2004 of approximately 351,000 and 371,000 shares, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.

NOTE H - IMPAIRMENT AND RESTRUCTURING CHARGES

During the second quarter of fiscal 2005, the Company's Board of Directors approved a comprehensive realignment plan. The plan was announced on October 20, 2004 with the closing of the Estes weaving facility and capacity reductions in the Company's commercial synthetics business and the elimination of yarn manufacturing at the Beattie plant. The Company recorded asset impairment and restructuring charges of $7,350,000, on a pretax basis, associated with its realignment plan during the quarter ended January 1, 2005.

ASSET IMPAIRMENT
In the second quarter of fiscal 2005, the Company recorded a $3,845,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to its estimated fair value, less selling costs, of $8,857,000. The impaired assets met the criteria under SFAS No. 144 to be classified as assets held for sale and were reclassified as such in the consolidated financial statements as of January 1, 2005. The valuation of these assets was derived from asset sales agreements with third parties executed in January 2005.

During the quarter ended April 2, 2005, the Company closed sales under certain of the agreements for cash proceeds of $6,202,000 resulting in a decrease in assets held for sale to $2,900,000 at April 2, 2005 and a gain on the disposal of assets, primarily at the Pamplico facility, of $245,000. The remaining assets held for sale at April 2, 2005 include the Estes and Furman plants, for which the Company has asset sales agreements that subsequently closed in the fourth quarter of fiscal 2005 or are expected to close in fiscal 2006, respectively. There were no changes in the estimated fair value of the impaired properties during the quarter ended April 2, 2005, and consequently, no impairment charges were recognized during the quarter ended April 2, 2005.

RESTRUCTURING
The remainder of the charge recognized by the Company during the second quarter of fiscal 2005 was for restructuring costs, which included employee termination costs principally for separation pay and benefit costs for the approximately 400 terminated employees, as well as other expenses which included primarily estimated contract termination costs. These expenses are expected to be paid over eighteen months beginning in November 2004.

A roll forward of the Company's liability for restructuring is as follows:

                                                Employee
                                              Termination         Other
                                                 Costs           Expenses           Total
                                             ---------------  ---------------  -----------------
Restructuring charge recognized during
   the quarter ended January 1, 2005            $ 3,154,229        $ 350,000        $ 3,504,229

Less payments made during the quarter
   ended January 1, 2005                            959,166            9,059            968,225

Less payments made during the quarter
   ended April 2, 2005                              754,440           45,324            799,764

                                             ---------------  ---------------  -----------------
Restructuring liability at April 2, 2005        $ 1,440,623        $ 295,617        $ 1,736,240
                                             ===============  ===============  =================

No restructuring charges were recognized during the quarter ended April 2, 2005.

In addition to the restructuring and impairment charges recognized by the Company, during the quarter ended January 1, 2005 the Company recorded $781,000 in costs of goods sold for the write-off of certain supply inventories associated with equipment to be sold.

NOTE I - GAIN ON EXTINGUISHMENT OF DEBT

For the quarter and nine month periods ended March 27, 2004, the Company did not recognize any gains from the repurchase of debt. For the three months ended April 2, 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. This gain from the repurchase of debt is included in loss before income taxes in the accompanying 2005 condensed consolidated statement of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, through its Delta Mills, Inc. operating subsidiary, sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers, including Haggar Corp., the Wrangler(R) and Lee(R) labels of V.F. Corporation, Liz Claiborne, Inc., Levi Strauss and their respective subcontractors, and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. Delta Mills also sells camouflage fabric and other fabrics to apparel manufacturers for their use in manufacturing apparel for the United States Department of Defense. We refer to this as our "government business" (however, Delta Mills itself has no direct contracts with the Department of Defense). Delta Mills represents the only business segment of the Company.


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

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to:

o    changes in the retail demand for apparel products
o the federal government funding and the timing of such funding for the purchase of military fabrics
o    competitive conditions in the apparel and textile industries
o    the cost of raw materials
o    escalating energy costs
o the relative strength of the United States dollar as against other currencies
o changes in United States and international trade regulations, including without limitation the end of quotas on textile and apparel products amongst WTO member states in 2005
o the federal government policy respecting US sourcing requirements for military fabrics
o the discovery of unknown conditions, such as environmental matters and similar items

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

MANAGEMENT OVERVIEW AND COMPANY OUTLOOK

THE CURRENT ENVIRONMENT. The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products surged in many categories. The phase-out has had some negative effect on our commercial synthetics business but it is too soon to determine what long term effect it will have on our commercial cotton business. While we recognize our Asian competitors will have a cost advantage as tariffs on textile/apparel products are reduced (but not eliminated), we believe we have competitive advantages compared to Asian competitors and we must fully utilize those advantages. Among our advantages are our well-established relationships with our customers, our ability to respond quickly to customer needs and the logistical advantage associated with our manufacturing being located in North America. However, there can be no assurance that these advantages will allow us to successfully compete with foreign textile producers.

During the quarter, we completed the implementation of substantially all of the realignment plan that started in October of 2004. We also successfully completed a number of the cost savings initiatives that were started during the second quarter of fiscal 2005. However, we experienced some disappointments during the initial implementation phase of the plan associated with product flow, operating schedules, raw material costs, the escalating cost of energy and certain chemical costs increases. The net result was that, while we were able to achieve much of the savings that we anticipated from our realignment plan, other factors caused us to have a disappointing third quarter. We will discuss this and the expectations for the coming quarter later in this overview under the Realignment Plan section.

THIRD QUARTER OF FISCAL YEAR 2005. Sales volume was $40.1 million for the quarter and was slightly up over the second quarter of fiscal 2005 but fell short of our expectations. Our commercial cotton volume improved due to higher demand from our major customers. We believe the increase represents an increase in market share rather than domestic growth for this business. The increase was somewhat offset by a decline in our commercial synthetics products due to what we believe to be timing of seasonal adjustments. Our commercial synthetics customers' orders and assortments have been inconsistent and we are monitoring our commercial synthetics business very closely. Our government business was flat comparing last quarter and the prior year quarter, and we fell short of our expectation. Federal funding for uniform purchases has been delayed, and the transition to the new uniform has been problematic for some of our garment manufacturer customers, causing some volatility in the order flow. However, our order position with government products supports our expectations of future improvements, and the fundamental indicators in our government business remain strong. The government procurement agency (DPSC) has made significant long-term awards in support of its program to equip the standing army adequately during these troubled times. This coupled with its transitioning into the new uniform for the Armed Services leads us to believe that our current military business expectations will materialize.

We reported an operating loss of $2.2 million for the third quarter, which compared to an operating loss of $1.2 million in the same quarter last year. With our realignment plan, we had expected to overcome the prior year loss and report a profit in the third quarter of this year. While we did achieve a significant portion of our projected savings, the lack of pick-up in our government business, the shortfall in our synthetics volume, an inability to meet the customer's specifications for a new program for a key customer, and significant increases in energy costs more than offset our savings for the quarter. Also contributing to our shortfall were higher than expected raw material costs. These losses resulted in a default under the EBITDA covenant in our GMAC revolving credit facility and, combined with increases in inventory, resulted in an increase in borrowings under the credit facility. GMAC has waived this default for the third quarter and has provided a conditional waiver for the fourth quarter; however, this increased pressure on our liquidity is an added concern of management and has caused us to delay our planned capital expenditures at our Delta 3 cotton finishing plant.

There is no assurance that all of these problems are behind us; however, except for escalating energy and raw material costs and the uncertainties in our commercial synthetic business, we expect to overcome the majority of the problems and return to profitability in the foreseeable future. We also estimate that our improved results will improve liquidity in order to move forward with our planned capital expenditures at our Delta 3 finishing plant.

We expect over capacity of the domestic textile manufacturing base to continue to affect pricing, and we expect Asia to continue to disrupt the sourcing patterns of U. S. retailers and brands. We therefore remain diligent in our efforts to understand the globally competitive market place and to look within our Company in order to lower our costs and improve performance.

We continue to believe the best opportunity for improving our performance and protecting the investment of our constituents, is to successfully execute our Realignment Plan that was announced on October 20, 2004; however, we recognize the risks that continue to threaten the success of our future plans, namely in the following areas:

o    continued pressure from foreign imports, primarily from China
o    the high level of over capacity in the domestic textile industry
o    the strength of the U. S. dollar against other currencies
o the federal government policy respecting U. S. sourcing requirements for military fabrics
o the federal government funding and the timing of such funding for the purchase of military fabrics
o the Delta Mills' 9.625% Senior Notes' outstanding balance of $30,941,000 due in August 2007
o    the continued financial support from our vendors and GMAC
o the realignment plan's dependence on predictable plant operating schedules supported by timely customer orders in both commercial and government product lines
o    continued high energy costs and the associated effect on the U. S. economy
o the realignment plan's dependence on the ability of the Company to retain employees notwithstanding the plan's pay and benefit reductions
o the realignment plan's dependence on the ability of the Company to acquire adequate supplies of yarn and greige fabric at favorable prices

Management believes we can succeed with our realignment plan and return the Company to profitability provided the negative consequences associated with the above risks do not become insurmountable.

OUR 2005 REALIGNMENT PLAN.

During the second quarter of fiscal year 2005, the Company's Board of Directors approved a comprehensive realignment plan (the Plan) that streamlined the Company's operations and will provide for significant cost reductions. The Plan was announced on October 20, 2004 with the closing of the Estes weaving facility and the reduction in staff throughout the organization. Other critical aspects of the Plan that were initiated beginning in January 2005 are the reduction in fixed manufacturing costs, benefit costs reductions, salary pay adjustments and reduced administrative costs.

The Plan resulted in a second quarter charge of $8,863,000 as follows:

                                                    Asset       Restructuring     Cost of
                                     Total        Impairment       Reserve      Goods Sold
                                -------------------------------------------------------------
Asset impairment charge              $3,845,000     $3,845,000
Restructuring costs                   3,504,000                      3,504,000
Estes and Beattie
run-out costs and
inventory write-down                  1,514,000                                    1,514,000
                                -------------------------------------------------------------
Total                                $8,863,000     $3,845,000      $3,504,000    $1,514,000
                                -------------------------------------------------------------


The asset impairment portion of the charge was determined based upon estimated proceeds of $8,857,000 associated with asset sales agreements covering our Catawba, Furman, and Estes plants and equipment located at these closed plants, as well as some impaired equipment located at our Beattie and Pamplico plants. The restructuring portion of the charge, estimated to be approximately $3.5 million, is principally for separation pay and benefits costs for the approximately 400 terminated employees and is expected to be paid over 18 months beginning in November 2004. The charges recorded in cost of goods sold include $733,000 of run-out costs at the Estes plant and $781,000 for the write-off of certain supply inventories associated with equipment to be sold.

Third Quarter Update.
Actual cash restructuring costs that have been paid to date are generally consistent with our projections and total $1.8 million through the end of the third quarter. This leaves a balance of $1.7 million that is estimated to be paid over the next five quarters. The asset sales have also generally occurred as expected. We signed asset sales contracts for all of the assets to be disposed of and collected sales proceeds totaling $6.2 million during the third quarter. To date during the fourth quarter we have collected another $1.0 million in sales proceeds. The last remaining asset to be disposed of is the Furman plant, which is under contract to be sold for $1.9 million and is expected to close during fiscal year 2006 pending resolution of certain environmental issues related to an underground storage tank. Activities to date suggest that we are on plan and do not estimate further adjustments regarding impairment.

Using fiscal year 2004 as a base line, the realignment plan projections consisted of $13.6 million of annual cost reduction items and $2.8 million of annual operational improvements. Our third quarter results, on an annualized basis, indicate that we accomplished approximately $9.7 million of the cost reduction initiatives leaving approximately $3.9 million in annualized cost reduction initiatives that have not materialized as of the end of the third quarter. Our third quarter represents the first full quarter after adoption of the realignment plan, and we expect to achieve in the fourth quarter additional cost reductions of approximately $2.8 million on an annualized basis. On an annualized basis, this would bring our aggregate costs reductions to $12.5 million representing a shortfall of approximately $1.1 million compared to our original projections. This shortfall is primarily associated with timing on expected raw material costs decreases.

Offsetting these cost reduction initiatives were operational losses in the third quarter attributed to lower than expected operating schedules for the synthetics product lines, a sales volume shortfall primarily due to the timing of military fabric purchases, substantial energy cost increases, higher than expected chemical costs and higher than expected costs to run out the operations of the Estes weaving facility that closed in October of 2004. These negative forces more than offset the projected savings in the third quarter.

We originally estimated our aggressive cost reduction initiative would improve pretax earnings on an annualized basis by $11.0 to $16.0 million when compared to fiscal 2004 results. As noted above, we believe that the measures included in the Plan will provide us an aggregate of approximately $12.5 million of annualized savings. However, the additional factors described above that affected us during the third quarter will likely offset a portion of the savings provided by the Plan. We currently estimate that the net effect of the Plan and the other factors described above will be a net annualized improvement of approximately $4.0 to $8.0 million although there can be no assurance to this effect. The uncertainty associated with these anticipated cost reductions primarily relates to the Company's manufacturing performance, the timing of funding of military fabric purchases, improvement in the synthetics products volume, rising energy prices, rising chemical prices, and increased raw material costs.

We are grateful for the effort and support put forth by our employees. We are equally grateful for the support of our lenders, shareholders, customers and suppliers. We are committed to the success of our realignment plan and will continue to put forth every effort to achieve our goals with respect to those items that are under management's control.

RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL 2005 VERSUS THIRD QUARTER OF FISCAL 2004

The following table summarizes the Company's results for the third quarter of Fiscal 2005 versus the third quarter of Fiscal 2004. All numbers are in thousands except percentages and loss per share.

                                                                                             Increase/ (Decrease)
                                                           3 Months          3 Months          From 2004 to 2005
                                                             Ended            Ended       ---------------------------
                                                            4/2/2005        3/27/2004           $            %
                                                       --------------------------------------------------------------
Net Sales                                                    $40,064          $37,919            $ 2,145       5.66 %
% of Net Sales                                                100.00 %         100.00 %

Gross Profit (Loss)                                             (128)           1,678             (1,806)   (107.63)%
% of Net Sales                                                 (0.32)%           4.43 %

Selling, General and Administrative Expenses                   2,423            2,902               (479)    (16.51)%
% of Net Sales                                                  6.05 %           7.65 %

Other Income                                                     321               28                293    1046.43 %

Operating Loss                                                (2,230)          (1,196)            (1,034)    (86.45)%
% of Net Sales                                                 (5.57)%          (3.15)%

Interest Expense                                              (1,352)          (1,172)               180      15.36 %
% of Net Sales                                                 (3.37)%          (3.09)%

Gain on extinguishment of debt                                   500                                 500    N/A

Loss Before Income Taxes                                      (3,082)          (2,368)              (714)    (30.15)%
% of Net Sales                                                 (7.69)%          (6.24)%

Income Tax Benefit                                                                (35)                35     100.00 %
% of Net Sales                                                  0.00 %          (0.09)%

Net Loss                                                    $ (3,082)        $ (2,333)              (749)    (32.10)%
% of Net Sales                                                 (7.69)%          (6.15)%

Net Loss per share                                           $ (0.52)         $ (0.40)             (0.12)    (30.00)%


NET SALES:
The 5.7% increase in net sales was the result of a 7.7% increase in unit sales partially offset by a 1.9% decline in average sales price. The increase in unit sales was primarily due to an increase in the Company's commercial cotton products brought on by higher demand from our major customers. This increase in unit sales was somewhat offset by a decline in unit sales of the Company's commercial synthetics business. The increase in unit sales of commercial cotton products, which is the Company's lowest price product category, accounted for the majority of the average sales price decline.

GROSS PROFIT (LOSS):
The decline in gross profit was primarily due to a decline in profit margins in all commercial product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Additionally, the Company incurred a loss of approximately $750,000 associated with an inability to meet the customer's specifications for a new product to be produced for Levi Strauss. Also contributing to the decline in gross profit were increased energy costs of approximately $600,000 as well as increased raw material costs, including certain chemicals used in dyeing and finishing. These factors were somewhat offset by the cost reductions associated with the Company's realignment plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the realignment plan.

OTHER INCOME:
Other income for the third quarter of fiscal 2005 was primarily associated with the disposal of assets at the Company's Pamplico facility for cash proceeds in excess of the carrying value of the assets. Other income for the prior year quarter consisted primarily of discounts taken for early payment of accounts payable invoices.

OPERATING  LOSS:
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE:
The average interest rate on Delta Mills' credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendment of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. Also contributing to the increase in interest expense was a higher outstanding balance on the Delta Mills credit facility. The average interest rate on the revolving credit facility was 2.84% as of March 27, 2004, compared to an average interest rate of 5.87% as of April 2, 2005.

GAIN ON EXTINGUISHMENT OF DEBT:
During the third quarter of fiscal 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. There were no such purchases in the prior year quarter.

INCOME TAX BENEFIT:
The Company's net deferred tax assets at April 2, 2005 and March 27, 2004 are reduced by valuation allowances. As a result of the Company's having provided these valuation allowances for any income tax expense (benefit) that would result from the application of a statutory tax rate to the Company's net operating losses, no significant income tax expense (benefit) was recognized in the third quarter of either the current or prior year.

NET LOSS:
The increase in net loss for the third quarter of fiscal year 2005 was primarily due to the deterioration in gross profit as described above.

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL 2005 VERSUS FISCAL 2004

The following table summarizes the Company's results for the nine months ended April 2, 2005 versus the nine months ended March 27, 2004. All numbers are in thousands except percentages and net loss per share.

                                                                                             Increase/ (Decrease)
                                                            9 Months          9 Months         From 2004 to 2005
                                                              Ended            Ended      ---------------------------
                                                            4/2/2005        3/27/2004              $            %
                                                       --------------------------------------------------------------
Net Sales                                                   $114,814         $129,000          $ (14,186)    (11.00)%
% of Net Sales                                                100.00 %         100.00 %

Gross Profit (Loss)                                           (1,244)           6,710             (7,954)   (118.54)%
% of Net Sales                                                 (1.08)%           5.20 %

Selling, General and Administrative Expenses                   7,804            8,713               (909)    (10.43)%
% of Net Sales                                                  6.80 %           6.75 %

Impairment and restructuring expenses                          7,350                               7,350 N/A

Other Income                                                     382              729               (347)    (47.60)%

Operating Loss                                               (16,016)          (1,274)           (14,742)  (1157.14)%
% of Net Sales                                                (13.95)%          (0.99)%

Interest Expense                                              (3,909)          (3,540)               369      10.42 %
% of Net Sales                                                 (3.40)%          (2.74)%

Gain on extinguishment of debt                                   500                                 500 N/A

Loss Before Income Taxes                                     (19,425)          (4,814)           (14,611)   (303.51)%
% of Net Sales                                                (16.92)%          (3.73)%

Net Loss                                                   $ (19,425)        $ (4,814)           (14,611)   (303.51)%
% of Net Sales                                                (16.92)%          (3.73)%

Net loss per share                                           $ (3.27)         $ (0.82)             (2.45)   (298.78)%

Order Backlog                                               $ 61,930         $ 50,958           $ 10,972      21.53 %


NET SALES:
The 11.0% decline in net sales was the result of a 12.8% decline in unit sales partially offset by a 2.0% increase in average sales price. The decline in unit sales was primarily due to a decline in the Company's commercial cotton products brought on by the high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail. The decline in unit sales of commercial cotton products, which is the Company's lowest price product category, accounted for the majority of the average sales price increase.

GROSS PROFIT (LOSS):
The decline in gross profit was primarily due to a decline in profit margins in the commercial cotton and synthetic product categories. The high level of over capacity in the textile industry, pressure from foreign imports and inconsistent demand at retail were the primary factors contributing to the declines in profit margin in the commercial product categories. Additionally, run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million are included in the 2005 gross loss. In addition, the Company incurred a loss of approximately $750,000 associated with an inability to meet the customer's specifications for a new product to be produced for Levi Strauss. Also contributing to the decline in gross profit were increased raw material costs, including certain chemicals used in dyeing and finishing, and energy costs. These factors were somewhat offset by the cost reductions associated with the Company's realignment plan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the realignment plan and lower distribution costs associated with reduced unit sales.

IMPAIRMENT AND RESTRUCTURING EXPENSES:
Impairment and restructuring expenses related to the Company's Realignment plan for the first nine months of fiscal 2005 include asset impairment charges of $3.8 million and cash restructuring expenses, primarily related to employee termination costs, of $3.5 million.

OTHER INCOME:
Other income for the nine months of fiscal 2005 was primarily associated with the disposal of assets at the Company's Pamplico facility for cash proceeds in excess of the carrying value of the assets. Other income for the prior year nine months was primarily attributable to asset disposals associated with the Company's closed Furman and Catawba facilities.

OPERATING LOSS:
The increase in the operating loss was primarily the result of the items discussed above.

INTEREST EXPENSE:
The average interest rate on Delta Mills' credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendment of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 2.84% as of March 27, 2004, compared to an average interest rate of 5.87% as of April 2, 2005.

GAIN ON EXTINGUISHMENT OF DEBT:
During the nine months of fiscal 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. There were no such purchases in the prior year nine months.

INCOME TAX BENEFIT:
The Company's net deferred tax assets at April 2, 2005 and March 27, 2004 are reduced by valuation allowances. As a result of the Company's having provided these valuation allowances for any income tax expense (benefit) that would result from the application of a statutory tax rate to the Company's net operating losses, no significant income tax expense (benefit) was recognized in the nine months of either the current or prior year.

NET LOSS:
The increase in net loss for the nine months of fiscal year 2005 was primarily due to the deterioration in gross profit and impairment and restructuring expenses as described above.

ORDER BACKLOG:
The increase in the order backlog was primarily due to a recent increase in the demand for the Company's commercial cotton products, as well as an increase in the demand for fabrics in our government business.

Over the last several years many of the Company's commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.

LIQUIDITY AND SOURCES OF CAPITAL

SOURCES AND USES OF CASH. The Company's primary sources of liquidity are cash flows from operations and Delta Mills' revolving credit facility with GMAC. In the first nine months of fiscal year 2005, the Company used $12.4 million in cash from operating activities principally as the result of the $19.4 million net loss discussed above, net of the non-cash asset impairment charge of $3.8 million and $6.1 million in depreciation and amortization expense. Additionally, $1.8 million of the $3.5 million cash restructuring costs were actually paid during the period. The changes in operating assets and liabilities were principally the result of increases of $6.5 million in inventories due primarily to customer delays in assortments and shipments of Government fabrics, decreases of $1.8 million in accrued liabilities due to the payment of accrued interest and property taxes on their respective due dates, somewhat offset by an increase of $3.2 million in trade accounts payable due primarily to the outsourcing of yarn manufacturing associated with the closing of the Estes Plant.

Availability on the revolving credit facility was $7.9 million at April 2, 2005. Delta Mills was not in compliance with the credit facility's financial covenant at April 2, 2005; however the Delta Mills credit facility lender GMAC has granted Delta Mills a waiver with respect to this default. Additionally, GMAC has granted Delta Mills a conditional waiver for the fourth quarter of fiscal 2005. The conditions of this waiver include achieving trailing twelve months EBITDA as of fiscal 2005 year-end of negative $700,000 and maintaining undrawn availability of at least $2.5 million for thirty consecutive days immediately prior to and immediately subsequent to the date on which Delta Mills delivers to GMAC its draft financial statements for fiscal 2005. The trailing twelve months EBITDA number of negative $700,000 is based upon the most recent fourth quarter projection provided to GMAC with minimal tolerance for any negative miss.

Capital expenditures during the first nine months of fiscal years 2004 and 2005 were primarily used for the second phase of the modernization of the Company's Delta 3 cotton finishing plant. On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. With the completion of phases one and two of this modernization plan, the Company is positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The third phase consists of the installation of a new dye range that will be designed for wide fabric finishing. The third phase, previously scheduled to start during the third and fourth quarters of fiscal year 2005, has been deferred due to operating cash requirements projected for the fourth quarter of fiscal 2005 and the first fiscal quarter of 2006. The completion of phase three will further enhance the Company's ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry. The Company has not yet determined the exact timing of the implementation of phase three.

For the fourth fiscal quarter of 2005, the Company anticipates increased sales and production volumes relative to recent periods. Attainment of this increased volume will be largely dependent on government garment manufacturers working through the problems experienced with the transition to the new uniform and there being no further delays in federal funding for uniform purchases. This anticipated increase in volume is projected to occur toward the latter part of the fourth quarter requiring an increase in working capital. The net effect of this projected increase in volume on liquidity is a projected increase in borrowings and a corresponding decrease in availability under the credit facility. Availability at the end of June is estimated to be in a range of $3.0 to $5.0 million as compared to $7.9 million at April 2, 2005. Although a material operating loss in the fourth quarter could lead to further tightening of liquidity, the Company believes that the cash flows generated by its operations and funds available under Delta Mills' credit facility should be sufficient to service its debt and satisfy its day-to-day working capital needs.

During the fourth fiscal quarter of 2005, the Company expects to negotiate amendments to Delta Mills' revolving credit facility with GMAC for the purpose of, among other matters, establishing financial covenants for fiscal year 2006. Based on discussions it has had with GMAC concerning the likely terms of these amendments and assuming that the Company's government business achieves the anticipated levels, for fiscal year 2006 the Company estimates that cash flows generated by its operations and funds available under Delta Mills' credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures that were delayed during the third and fourth quarters of fiscal year 2005. This expectation by the Company could be adversely affected if the Company is unable to obtain the anticipated amendments to Delta Mills' revolving credit facility or if the Company's operating results do not improve as anticipated.

DELTA MILLS' 9.625% SENIOR NOTES. On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At April 2, 2005, the outstanding balance of the notes was $30,941,000, a reduction of $1,000,000 from the balance at July 3, 2004. This reduction is the result of a purchase by Delta Mills of $1,000,000 face amount of its 9.625% Senior Notes for $500,000 during the third fiscal quarter of 2005.

THE GMAC REVOLVING CREDIT FACILITY. Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of $38 million or a "formula amount" based on eligible accounts receivable and inventories of Delta Mills minus a $7 million availability block. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 5.870% at April 2, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $27.9 million and $21.4 million as of April 2, 2005 and July 3, 2004, respectively. As of April 2, 2005, the revolver availability was approximately $7.9 million, net of the $7 million availability reduction described above.

The GMAC credit facility has financial covenants that require Delta Mills to achieve minimum EBITDA levels for each quarter of fiscal year 2005 and provides that it will constitute an event of default if Delta Mills and GMAC fail to agree by the end of fiscal year 2005 to minimum EBITDA levels for the remainder of the term of the revolving credit facility. If Delta Mills has net income for fiscal year 2005 and no event of default exists under the credit facility, interest rates under the credit facility will be reduced by 125 basis points. Delta Mills was not in compliance with the minimum EBITDA covenant at April 2, 2005 but has obtained a waiver of this violation from GMAC. Since March 27, 2004, GMAC previously granted Delta Mills a waiver (with respect to a predecessor covenant) and amendment on April 19, 2004 and granted Delta Mills additional amendments on August 18, 2004 and October 18, 2004. Delta Mills expects to negotiate additional amendments to its credit facility with GMAC during the fourth quarter of fiscal 2005. Delta Mills' Senior Note Indenture provides that a payment default or an acceleration prior to maturity due to a default under any Delta Mills indebtedness for money borrowed involving a principal amount of $5 million or more (such as Delta Mills' revolving credit facility) would constitute an event of default under the Indenture.

RESTRICTIVE COVENANTS. The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills' 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to the Company subject to compliance with the same conditions. At April 2, 2005, Delta Mills was prohibited by these covenants from paying dividends and making loans to the Company. During the nine months ended April 2, 2005 and the year ended July 3, 2004, Delta Mills did not pay any dividends to the Company.

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

The Company has entered into agreements, and has fixed prices, to purchase cotton for use in its manufacturing operations. At April 2, 2005, minimum payments under these contracts with non-cancelable contract terms were $0.9 million.

During 1998, the Company received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the Company's 1994 - 1997 tax years. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In October 2002, the State proposed a settlement in which the Company would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the Company's tax years 1994 - 2000. In January, 2005, the North Carolina Department of Revenue (the Department) notified the Company that the North Carolina Court of Appeals unanimously upheld the Department's assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the Limited Stores Case), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department proposed a Voluntary Compliance Program (the Program) whereby the Company could pay the assessment amount for the Company's 1994 - 1997 tax years plus interest totaling approximately $1.4 million. Under the Program, the Department would waive all penalties provided the Company paid the tax and interest and waived all rights to a refund. The Company has rejected the Department's offers and continued with its appeal due to management's belief that the State's legal position is in conflict with established principles of federal constitutional law. The Company considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company's results of operations.

On January 16, 2004, based on the recommendation of the Company's Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company's deferred compensation plan. The deferred compensation plan amendment provided that each participant's deferred compensation account will be paid to the participant upon the earlier of the participant's termination of employment or in accordance with a schedule of payment that will pay approximately 40%, 30%, 20% and 10% of the participant's total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment will be conditioned on there being no default under the Delta Mills Senior Note Indenture or the Delta Mills revolving credit facility and on Delta Mills meeting the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only as a condition to Delta Mills taking certain actions (such as the incurrence of indebtedness or the issuance of preferred stock) in certain circumstances; however, the amendment of the deferred compensation plan adopted by the Board requires satisfaction of the fixed charge coverage ratio test before scheduled payments are made. As a result of this amendment to the deferred compensation plan, approximately $3.5 million, which represents the scheduled February 15, 2005 and February 15, 2006 payments, plus distributions anticipated to occur in the next twelve months due to participant retirements, is classified on the consolidated balance sheet at April 2, 2005 as accrued employee compensation in current liabilities. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, Delta Mills did not meet, for the purpose of the scheduled payment, the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payment in accordance with the schedule in the amendment will be delayed until all conditions to such payment can be met.

The Compensation Committee of the Company's Board of Directors is exploring the possibility of the Board terminating the deferred compensation plan, causing all amounts payable thereunder (approximately $4.1 million as of April 2, 2005) to be paid to the participants at such time as the Company's financial condition and prospects and the covenants in the GMAC credit facility and the Senior Note Indenture make this course of action feasible. The Compensation Committee is considering this course of action because of federal legislation enacted in late 2004 that has modified the US income tax rules governing deferred compensation plans and as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets.


CRITICAL ACCOUNTING POLICIES

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Impairment of Long - Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

In estimating the future undiscounted cash flows expected to be generated by long-lived assets to be held and used, major assumptions and estimates include expected period of operation, projected future product pricing, future raw material costs and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by the Company's assets. With the deterioration of the competitive conditions in the textile industry, we have had changes in these estimates and assumptions based on strategic changes in management's plan of operations, including the planned closure and sale of three facilities: Furman, Catawba, and Estes. As management planned for closure of each of these facilities, it was necessary to first analyze held-for-use or held-for sale status of the assets and project future cash flows accordingly. These changes in assumptions have resulted in asset impairment charges in each of the last three fiscal years. It is reasonably likely that these assumptions could change in the future. Estimates of future cash flows and asset selling prices are inherently uncertain. Different estimates could result in materially different carrying amounts.

For example, when management decided to close the Furman plant in fiscal 2002, an $8.2 million impairment charge was recognized reducing the carrying amount of this asset from $12.1 million to $3.9 million. When the Company entered into a contract to sell the Furman Plant real property in August 2004, the sales price, net of selling costs, was approximately $847,000 less than the then carrying amount resulting in an additional impairment charge of $847,000. When the Company announced its 2005 realignment plan in November 2004, it estimated its non-cash impairment charge would range from $5.0 to $8.0 million. The Company revised this estimate upward in its 10-Q for the first quarter of fiscal 2005; however, the Company subsequently contracted to sell its facilities at more favorable sales prices for certain of its property, plant and equipment than it initially expected, and the actual impairment charge was $3.8 million. There can be no assurance that these numbers will represent the final charges until the consummation of the sales of these assets, which are expected to occur in the fourth quarter of fiscal 2005 and in fiscal 2006. If any sale does not close, the actual net sales proceeds received in a subsequent transaction could be lower resulting in an increase in the corresponding impairment charge.

Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of April 2, 2005 and July 3, 2004, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.

The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. The Company's pre-tax operating losses in each of 2004, 2003 and 2002 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company's deferred tax assets.

The Company's net deferred tax assets at April 2, 2005 and July 3, 2004 are reduced by valuation allowances. As a result of the Company's having provided these valuation allowances for any income tax expense (benefit) that would result from the application of a statutory tax rate to the Company's net operating losses, no material income tax expense (benefit) has been recognized in the first nine months of fiscal year 2005.

If the body of evidence considered by management in determining the valuation allowance, including the generation of pre-tax income, were to improve, the Company would consider reversal of the valuation allowance and record a net deferred tax asset on its balance sheet, resulting in tax benefit on its statement of operations for the period in which the reversal occurs. The Company believes consummation of its restructuring plan will return it to profitability; however, there can be no assurance to this effect.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption by the Company of SFAS No. 123(R) will have on its consolidated financial statements. The cumulative effect of adoption, if any, will be measured and recognized in the consolidated statement of operations on the date of adoption.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Risk Sensitivity

As a part of the Company's business of converting fiber to finished fabric, the Company makes raw cotton purchase commitments and then fixes prices with cotton merchants who buy from producers and sell to textile manufacturers. Daily price fluctuations are minimal, yet long-term trends in price movement can result in unfavorable pricing of cotton. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect cotton prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton commitments in the industry in general. As of April 2, 2005, a 10% decline in market price of the Company's fixed price contracts would have had a negative impact of approximately $0.1 million on the value of the contracts. As of July 3, 2004, such a 10% decline would have had a negative impact of $0.7 million. The decrease in the potential negative impact from July 3, 2004 to April 2, 2005 is due to a lower level of fixed price cotton commitments at the more recent date. This decline in fixed price cotton commitments is due primarily to the Company's closing of its Estes plant and its yarn manufacturing at the Beattie plant.


Interest Rate Sensitivity

Delta Mills' revolving credit facility expiring in 2007 is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of April 2, 2005, an increase in the interest rate of 1% on the amount then outstanding would have a negative impact of approximately $279,000 annually. As of July 3, 2004, an increase in the interest rate of 1% on the amount then outstanding would have had a negative impact of approximately $214,000 annually. The increase in the potential negative impact from July 3, 2004 to April 2, 2005 is due to the increase in borrowings under the facility.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of April 2, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (not applicable)

Item 3.   Defaults upon Senior Securities (not applicable)

Item 4.   Submission of Matters to a Vote of Security Holders (not applicable)

Item 5.   Other Information  (not applicable)

Item 6.   Exhibits

         Listing of Exhibits


         4.3.1.10 Waiver dated May 12, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc.

         4.3.1.11 Waiver dated May 17, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc.

         10.1.1 Resolution of the Compensation Committee of the Board of Directors dated February 11, 2005 respecting Fiscal Year 2005 Incentive Bonus Plan.

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



                                           Delta Woodside Industries, Inc.
                                           ------------------------------------
                                           (Registrant)




Date     May 17, 2005                      By: /s/ W. H. Hardman, Jr.
      --------------------------           --------------------------------
                                           W.H. Hardman, Jr.
                                           Chief Financial Officer