Form 10-K
period 2005-07-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2005-09-30
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                         -------------------------------
                  (Exact name of registrant as specified in its charter)

        South Carolina                                   57-0535180
        --------------                                   ----------
  (State of Incorporation)                 (I.R.S. Employer Identification No.)


     700 North Woods Drive
  Fountain Inn, South Carolina                              29644
 ------------------------------                            -------
(Address of principal executive offices)                  (Zip code)


                                  864-255-4100
                                  ------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
       Title of each class                           on which registered
       -------------------                          ---------------------



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                 Yes                        No   X
                      -----                    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the NASDAQ OTC Bulletin Board on December 31, 2004, which was the last trading day of the second quarter of fiscal year 2005, of $0.63 per share, was $6,756,200.

The number of shares of Common Stock outstanding, par value $.01 per share, as of September 28, 2005: 6,015,182

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Annual Report to shareholders for the fiscal year ended July 2, 2005 are incorporated by reference into Part II.

Portions of the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A for the annual shareholders' meeting to be held on November 1, 2005 are incorporated by reference into Part III.

                     FOR THE FISCAL YEAR ENDED JULY 2, 2005
                             FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

PART I                                                                                                          PAGE

Item 1.        Business                                                                                           4
Item 2.        Properties                                                                                        12
Item 3.        Legal Proceedings                                                                                 14
Item 4.        Submission of Matters to a Vote of Security Holders                                               14

PART II

Item 5.        Market for Registrant's Common equity and Related Stockholder Matters
               and Issuer Purchases of Equity Securities                                                         14
Item 6.        Selected Financial Data                                                                           15
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations             15
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                                        15
Item 8.        Financial Statements and Supplementary Data                                                       15
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              15
Item 9A.       Controls and Procedures                                                                           15
Item 9B.       Other Information                                                                                 15

PART III

Item 10.       Directors and Executive Officers of the Registrant                                                16
Item 11.       Executive Compensation                                                                            16
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                    16
Item 13.       Certain Relationships and Related Transactions                                                    16
Item 14.       Principal Accountant Fees and Services                                                            16

PART IV

Item 15.       Exhibits and Financial Statement Schedules                                                        17


PART I

ITEM I. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

The following discussion contains various "forward-looking statements". All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words "estimate", "project", "forecast", "anticipate", "expect", "intend", "believe" and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.

The forward-looking statements in this document are based on the Company's expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     o As discussed in Note C to our audited consolidated financial statements, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the availability established by its revolving credit facility.
     o Delays or reductions in federal government funding for the purchase of military fabrics could reduce the running schedules, and hence the profitability, of our government business.
     o If the federal government were to change its policy respecting U.S. sourcing requirements for military fabrics and permit sourcing from foreign competitors with lower production costs, our government business would be materially adversely affected.
     o    Changes  in the  retail  demand for khaki  products  could  reduce our apparel manufacturer customers' demand for our commercial cotton products.
     o The continuation -- or exacerbation -- of adverse competitive conditions in the apparel and textile industries, particularly, but not limited to, continued pressure from foreign imports, primarily from China, and the high level of overcapacity in the domestic textile industry, could prevent us from returning to profitability.
     o Continued high energy costs and the associated effect on the U.S. economy reduce the profitability of our business by increasing our production costs and reducing retail demand for the apparel products of our commercial customers and therefore the demand for our commercial cotton products.
     o Material increases in the costs of yarn and greige fabric could adversely affect our business.
     o Because we compete with foreign textile companies, increases in the strength of the U.S. dollar against the currencies of our foreign competitors (which reduce the price for their goods compared to ours) would generally impair our competitive position.
     o Changes in U.S. and international trade regulations, including without limitation the end of quotas on textile and apparel products among WTO member states in January 2005 have had a significant adverse impact on our competitive position. The effect on us of the Dominican Republic - Central American U.S. Free Trade Agreement (DR-CAFTA), which will eliminate duties on apparel coming from DR-CAFTA member states, remains to be seen. Further changes in trade regulations could adversely impact our competitive position and profitability.
     o The success of our 2006 Business Plan is dependent on predictable plant operating schedules supported by timely customer orders in both commercial and government product lines.
     o We have relied on waivers and amendments from Delta Mills' credit facility lender, GMAC, in order to be in compliance with the credit facility covenants. Were GMAC to refuse to waive or cure by amendment any future default and accelerate the credit facility, our ability to refinance the debt would be doubtful. If GMAC were to accelerate the credit facility in an event of default, holders of Delta Mills Senior Notes or the indenture trustee could also accelerate the Senior Notes.
     o The outstanding $30,941,000 principal balance of Delta Mills' 9.625% Senior Notes is due in August 2007. Our revolving credit facility matures in March 2007. We will need to refinance both of these obligations prior to March 2007 in order to be able to continue operations. We believe that any such refinancing will require, among other things, successful implementation of our 2006 Business Plan, an improvement in demand for our products and a significant improvement in our operating results. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is no assurance that these necessary conditions will occur in a timely fashion or at all.

     o Our ability to borrow under our revolving credit facility is based primarily on a formula under which we may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, we may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.
     o We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.
     o We believe that the success of our business depends on our ability to retain employees in the face of continued pressures in the industry, and there can be no assurance that we will be able to do so.
     o The impact of natural disasters such as hurricanes, acts of terrorism and other instances of "Force Majeure" could have unforeseen adverse impacts on our business and financial condition.
     o Projecting the costs related to the closing of our synthetics business is inherently uncertain. If the actual costs substantially exceed our projections we may not be able to meet the targets in our 2006 Business Plan or comply with the financial covenants under Delta Mills' credit facility.
     o The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.

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


GENERAL

Delta Woodside Industries, Inc. ("Delta Woodside" or the "Company") is a South Carolina corporation with its principal executive offices located at 700 North Woods Drive, Fountain Inn, South Carolina 29644 (telephone number:
864-255-4100). The Company's common stock is listed on the NASDAQ Over-the-Counter ("OTC") Bulletin Board under the symbol "DLWI". All references herein to Delta Woodside or the Company refer to Delta Woodside Industries, Inc. and its subsidiaries.

Delta Woodside Industries, Inc. is the successor by merger to Delta Woodside Industries, Inc., a Delaware corporation that was incorporated in 1986. The corporation that is now Delta Woodside Industries, Inc. was incorporated in 1972.

The Company has undergone substantial structural changes since 1998. In 1998, the Company had a textile business with two divisions (the Stevcoknit Fabric Company knit textiles business and the Delta Mills woven textiles business), two apparel businesses (the Delta Apparel and Duck Head Apparel businesses) and a fitness equipment business (Nautilus International). During the Company's 1998 fiscal year, the Company decided to exit the knit textiles and fitness equipment businesses by closing the Stevcoknit Fabric Company and selling Nautilus International (which sale closed in January 1999). During its 2000 fiscal year, the Company underwent an internal reorganization to put its two apparel businesses into two directly-owned subsidiaries, Delta Apparel, Inc. and Duck Head Apparel Company, Inc., and then spun off these two subsidiaries by means of a pro rata stock distribution to its shareholders at the end of fiscal year 2000. Delta Apparel, Inc. remains a publicly-held company whose stock is traded on the American Stock Exchange ("AMEX") under the symbol DLA. Duck Head Apparel Company, Inc. was also a publicly-held company traded on AMEX but was acquired by merger by a third party in 2001. The Company's remaining business is its woven textile business operated by its wholly-owned direct subsidiary Delta Mills, Inc. ("Delta Mills").

Since 2001, Delta Mills has closed three plants and has recently announced plans to close two more, which will leave it with three operating plants once recently announced plans are completed. During fiscal year 2002, the Company announced the closing of its Furman weaving facility in Fountain Inn, South Carolina and recently completed the liquidation of the related assets. The Company announced the closing of its Catawba yarn manufacturing facility in Maiden, North Carolina in fiscal year 2003 and the closing of its Estes weaving facility in Piedmont, South Carolina in fiscal year 2005 and completed the liquidation of the related assets of both of these facilities in fiscal year 2005. In fiscal year 2005, the Company also eliminated its yarn manufacturing operations at its Beattie Plant in Fountain Inn, South Carolina and began purchasing all of its yarn from independent suppliers.

On August 11, 2005, the Company announced implementation of its comprehensive fiscal year 2006 business plan, which will result in the Company's exit from the woven synthetics business by the closure of its Pamplico weaving facility in Pamplico, South Carolina and its Delta #2 finishing facility located in Wallace, South Carolina. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.

When the Company completes the plant closings under its 2006 business plan, its business will consist of (1) the manufacture and sale of cotton and cotton/synthetic blend fabrics to apparel manufacturers and resellers, which in turn sell primarily to department stores and other retailers, and (2) the manufacture and sale of camouflage print fabrics primarily to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms.


PRODUCTS, RAW MATERIALS, AND MANUFACTURING

The Company produces woven textile fabrics through its Delta Mills operation (formerly named Delta Mills Marketing Company). Delta Mills is the only business segment of the Company.

The Company currently manufactures woven textile fabrics from cotton yarn, wool, flax or synthetic fibers or from synthetic filament yarns. Cotton yarn, cotton/synthetic blend yarn, wool, flax, synthetic fibers and synthetic filament yarns are purchased from a small number of competitive suppliers. The Company purchases the spun yarns used in its cotton weaving operations from a small number of domestic spinners and currently spins the major portion of the spun yarns used in its synthetic weaving operations. Prior to the Company's 2005 Realignment Plan, which incorporated the closing of its Estes Plant and the closing of its yarn manufacturing operations at its Beattie Plant, the Company manufactured the majority of its cotton and cotton/synthetic blend yarn. In manufacturing yarns, the synthetic fibers, either separately or in blends, are carded (fibers straightened and oriented) and then spun into yarn. In other fabrics, filament yarns are used. The spun or filament yarn is then woven into fabric on looms. The unfinished fabric at this stage is referred to as greige goods. Finished fabric refers to fabric that has been treated by washing, bleaching, dyeing and applying certain chemical finishes. Finished apparel fabric is ready to be cut and sewn into garments.

Subsequent to July 2, 2005, the Company's Board of Directors approved the implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan was announced on August 11, 2005 and includes the Company's exit from the synthetics business. The Company will close the two plants dedicated to the synthetics product lines: Its Pamplico weaving facility in Pamplico, SC and its Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.

The Company's principal raw materials are cotton yarn and cotton/synthetic blend yarn, although it also spins polyester, wool, linen fiber, acrylic, lyocell and rayon fibers and weaves textured polyester filament. Polyester is obtained primarily from two major suppliers, both of whom provide competitive prices. Polyester prices increased several times during fiscal year 2005, starting at $0.62 per pound at the end of fiscal year 2004 and finishing at $0.74 per pound at the end of fiscal year 2005. In prior years, as a part of the Company's business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton. In fiscal year 2005, the Company began to enter into cotton yarn purchase commitments and then fix prices with the yarn vendors. The Company believes that recent cotton prices have enabled it to contract for cotton yarn at prices that will permit it to be competitive with other companies in the United States textile industry when the cotton yarn purchased for future use is put into production. To the extent that cotton prices decrease before the Company uses these future yarn purchases, the Company could be materially and adversely affected, as there can be no assurance that it would be able to pass along its higher costs to its customers. In addition, to the extent that cotton prices increase and the Company has not provided for its requirements with fixed price yarn contracts, the Company may be materially and adversely affected, as there can be no assurance that it would be able to pass along these increased costs to its customers. The Company purchases most of its cotton yarn requirements from one supplier. Approximately 92% of the Company's cotton yarn purchases in fiscal year 2005 were from this supplier. While alternative sources of cotton yarn exist, a loss of this supplier as a source of cotton yarn could have a temporary disruptive effect on the Company.

Most of the Company's raw materials are available from more than one primary source, but the Company is currently depending primarily on one supplier for rayon staple. The Company does not currently have an alternate domestic source for rayon staple. However, in light of the Company's announced exit from the Synthetics business, the Company believes its remaining rayon requirements will be met by this supplier.

During fiscal years 2005, 2004 and 2003, approximately 84%, 84% and 77%, respectively, of the Company's finished fabric sales were of fabrics made from cotton or cotton/synthetic blends, while approximately 16%, 16%, and 23%, respectively, of such sales were of fabrics made from spun synthetics and other natural fibers, including various blends of rayon, polyester, and wool. Fabrics are generally produced and shipped pursuant to specific purchase orders, which minimizes the Company's uncommitted inventory levels. The Company's production of cotton and cotton/synthetic blend and spun synthetic finished woven fabrics was largely vertically integrated until fiscal year 2005, with the Company performing most of its own spinning, weaving and finishing. With the closing of the Estes Plant and the closing of the yarn manufacturing operations at the Beattie Plant, the Company now purchases from outside suppliers all of its cotton and cotton/synthetic blend yarns. The Company's finished fabrics plants are currently operating at less than full capacity.


SALES AND MARKETING

The Company has focused its marketing efforts in its commercial business on building close relationships with major apparel companies that have broad distribution channels and that the Company believes have positioned themselves for long-term growth. The Company has focused its marketing efforts in its government business on military uniform awards issued to garment manufacturers and discussions with the appropriate government procurement agencies and major garment manufacturers in order to stay abreast of the most current information and requirements with respect to government funding, uniform fabric requirements and sourcing needs. The Company sells its fabrics primarily to numerous apparel manufacturers and apparel resellers and their subcontractors. These manufacturers and resellers include Levi Strauss or its subcontractors, Haggar Corp., the Wrangler (R) and Lee(R) divisions of V.F. Corporation, and Liz Claiborne, Inc. and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal Mart Stores, Inc. and other retailers. The Company believes that it is a leading producer of cotton pants-weight woven fabric used in the manufacture of casual slacks such as Levi Strauss' Dockers(R) and Haggar Corp.'s Wrinkle-free(R). Other apparel items manufactured with the Company's fabrics include women's chino pants, and career apparel (uniforms). The Company also sells camouflage fabric and other fabrics to apparel manufacturers for their use in manufacturing apparel for the United States Department of Defense. We refer to this as our "government business" (however, Delta Mills itself has no direct contracts with the Department of Defense and, therefore, our government business is not subject to renegotiation of profits). The Company sells its fabrics through Delta Mills Marketing Inc., a wholly owned subsidiary with a marketing office based in New York City (which serves the United States, Canadian and Mexican markets), with sales agents also operating in Atlanta, Dallas and San Francisco. During fiscal year 2006, the Company plans to acquire sales representation in the Caribbean basin. The Company's sales billed to customers domiciled outside the U.S. accounted for 4%, 12% and 13%, respectively, of the Company's net sales in fiscal years 2003, 2004 and 2005.

For fiscal year 2005, the Company had one customer, Levi Strauss and its subcontractors, which exceeded 10% of consolidated net sales. The Company's net sales to this customer totaled $22 million, or approximately 14%, of net sales in fiscal year 2005. For fiscal year 2004, the Company had two customers, V.F. Corporation, and Levi Strauss, which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $45 million, or approximately 26%, of net sales in fiscal year 2004. For fiscal year 2003, the Company had three customers, Levi Strauss, Haggar Apparel and V.F. Corporation, net sales to each of which exceeded 10% of consolidated net sales. The Company's net sales to these customers totaled $71 million, or approximately 40%, of net sales in fiscal year 2003. There is a trend towards selling directly to subcontractors of major apparel companies either in addition to or in lieu of sales directly to the major apparel companies themselves. The foregoing amounts include sales directly to subcontractors of the named apparel companies. In addition, during fiscal years 2005, 2004, and 2003, net sales of military fabrics to apparel customers accounted for approximately 47%, 44%, and 33%, respectively, of the Company's total net sales. The loss of any of these accounts could have a material adverse effect on the results of the Company.

Part of the Company's competitive business strategy is to develop and maintain well-established relationships with its customers. This requires that we respond quickly to customer needs, particularly to assist customers with their replenishment programs, but also requires us to bill-and-hold when customers' schedules are delayed. Goods are ordered by our customers for the express business purpose of providing finished apparel fabric to the customer's satisfaction in order to fulfill the customer's requirements associated with the customer's garment manufacturing operations. From the time of the customer's order to the time of the completion of our manufacturing of the customer's goods, the customer may realize a need to change its manufacturing schedule. In these instances the customer may request a delay in shipment of the goods, and, at the customer's request, we will bill and hold the goods. As a result, the

Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer, and remittance terms are consistent with all other sales by the Company. The Company recognized revenue from such bill-and-hold sales of approximately $38.8 million, $52.5 million and $71.9 million in fiscal years 2005, 2004 and 2003, respectively. The Company's sales agreements do not give the buyer a right of return. When returns and allowances are authorized by the Company, returns and allowances are accounted for as a reduction to sales, and sales are reported net of returns and allowances. Allowances are charged against sales at the full dollar amount of the allowance.

ORDER BACKLOG

The Company's order backlog at July 2, 2005 was $56.8 million, an increase of $15.2 million from the $41.6 million order backlog at July 3, 2004. The increase in the order backlog was primarily due to a recent increase in the demand for the Company's commercial cotton products, as well as an increase in the demand for fabrics in our government business.

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

The Company's competitive position varies by product line. There are several major domestic competitors in the finished cotton and cotton/polyester blend woven fabrics business, none of which dominates the market. The Company believes, however, that it has a strong competitive position in the all cotton pants-weight fabrics business. In addition, the Company believes that it is one four finishers that print camouflage for sale to apparel suppliers of the U.S. Government and the only supplier that is vertically integrated for camouflage production. We believe additional competitive strengths of the Company include: knowledge of its customers' business needs; its ability to produce special fabrics such as textured blends; state of the art weaving and fabric finishing equipment; vertical integration; and its ability to communicate electronically with its customers.

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

The World Trade Organization (often referred to as the "WTO"), a multilateral trade organization, was formed in January 1995 and is the successor to the General Agreement on Tariffs and Trade or "GATT". This multilateral trade organization has set forth mechanisms by which world trade in clothing is being progressively liberalized by phasing-out quotas and reducing duties. The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products have surged in many categories. The phase-out has had some negative effect on our commercial synthetics business but it is too soon to determine what long term effect it will have on our commercial cotton business. While we recognize that our Asian competitors will have a cost advantage as tariffs on textile/apparel products are reduced (but not eliminated), we believe we have competitive advantages compared to Asian competitors and we must fully utilize those advantages. Among our advantages are our well-established relationships with our customers, our ability to respond quickly to customer needs and the logistical advantage associated with our manufacturing being located in North America. However, there can be no assurance that these advantages will allow us to successfully compete with foreign textile producers.

In August 2005, the Dominican Republic - Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, EL Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). Effective dates for the implementation of this agreement will be negotiated by the U. S. President and his counterparts in the DR-CAFTA participants on a country by country basis. For the participating countries, when effective, DR-CAFTA will replace CBTPA. We do not anticipate any significant impact on our business in the foreseeable future from DR-CAFTA; however it is too early to evaluate fully the effects of this new trade agreement.


EMPLOYEES

The Company has approximately 1,000 employees. Unions do not represent any of the Company's employees and the Company is not aware of any efforts to organize any of its employees. The Company believes that its relations with its employees are good.


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

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 finishing plants, have experienced and are experiencing high nitrate levels in the groundwater at the two adjacent sludge spray sites for these plants. The South Carolina Department of Health and Environmental Control ("DHEC") and the Company have entered a consent agreement which requires the Company to monitor the groundwater until drinking water standards are attained.

In addition, the National Pollutant Discharge Elimination System ("NPDES") permit issued to the Delta 2 and Delta 3 finishing plants on April 1, 2004, contained a new parameter for zinc in discharges that the Company is supposed to meet by April 1, 2006. On March 1, 2005, DHEC allowed the Company to convert groundwater recovery wells with discharges that exceeded the zinc parameter to monitoring wells, which brought the Company into compliance with the NPDES permit's zinc discharge limits.

The Company believes that it can satisfy its permit and DHEC's requirements at the Delta 2 and Delta 3 finishing plants without material additional cost. Although there is no assurance that the Company will be successful, and it could face administrative penalties if it is not, no accrual has been made for such contingency, and the Company does not currently believe that liability has been incurred. Even if the Company does incur administrative penalties or additional costs, it does not believe this matter will have a material adverse impact on the Company's financial position.

On June 30, 2000, the Company sold its Greensboro, North Carolina plant to the City of Greensboro. The Company had been working with environmental consultants in assessing groundwater contamination at this site. Because of these studies, one-half of the proceeds from the sale of the plant, consisting of approximately $400,000, were placed in an interest bearing escrow account to cover expenses related to this contamination. As of the date of this filing, approximately $305,000 remains in this escrow account. The Company recorded the sale net of estimated costs to remediate the property. The North Carolina Department of Environment and Natural Resources is requiring Delta Mills to install a monitoring well on an adjacent property owner's land. The adjacent owner is requesting that Delta Mills provide it with the sampling results and indemnify it from any contamination on its property. If contamination is discovered, the Company would likely face a claim for damages. Management believes that the escrow is sufficient to cover any likely expenses related to the remediation of this property, and consequently has not recognized a liability in the consolidated financial statements.

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

At the Mississippi ("ERS") site, the PRP group completed the surface removal action and investigated soil and groundwater contamination, both at the site and in the surrounding area. The Company's latest information is that the Selling Corporation is ranked eleventh out of a total of over 300 PRPs in contributions of material to the site, and, based on volume, the Selling Corporation contributed approximately 3% of the site's material. To the Company's knowledge, estimates of costs to clean-up the site were $4 million, and could be higher. Trichloromethane, one of the substances delivered by the Selling Corporation to the site, was found in the site's groundwater and at nearby drinking water wells. The EPA referred the site to the Mississippi Department of Environmental Quality ("MDEQ") in 1996. In August of 2001, MDEQ indicated to a third party that it was still considering action at the site. On June 16, 2004, MDEQ conducted a site investigation to determine if any homes around the site still used private water wells and located three such homes. On October 13, 2004, a contractor wrote to EPA that "residents downgradient of the ERS property are currently being exposed to  unacceptable  concentrations  of  contaminants  ....
Therefore,  it is  recommended  that  EPA  take  immediate  action  to  mitigate exposures to contaminated  groundwater by residents at [two addresses]....  [I]t appears  that  groundwater  contamination  has  expanded  beyond  the  extent of contamination previously identified in 1993.... Therefore, ... a complete survey of domestic  wells in the vicinity of the ERS property  should be  conducted....
Finally, if it is determined that additional residents are currently being exposed to unacceptable concentrations of contaminants, it is recommended that EPA also take immediate action to mitigate exposure at these residences." On October 18, 2004, MDEQ notified the homeowners that their drinking water wells were contaminated.

Although no assurance can be provided, the Company believes that it is shielded from liability at these three sites by the order of the United States Bankruptcy Court pursuant to which the Selling Corporation sold its assets to the corporation subsequently acquired by the Company. The Company has denied any responsibility at these three sites, has declined to participate as a member of the respective PRP groups, and has not provided for any reserves for costs or liabilities attributable to the Selling Corporation. No accrual has been made for these Nautilus contingencies, as we do not believe it is probable that a liability has been incurred.

On January 10, 2000, the North Carolina Department of Environment and Natural Resources requested that Delta Mills, Inc., a subsidiary of the Company, accept responsibility for investigating the discharge of hazardous substances at a hazardous waste site known as the Glen Raven Mills Site, Kings Mountain, North Carolina (the "Site"). A predecessor by merger of Delta Mills, Inc., Park Yarn Mills Company, Inc. ("Park Yarn"), owned the Site for approximately six (6) years, from 1977 to 1983 (prior to the time Delta Mills, Inc. became a subsidiary of Delta Woodside Industries, Inc.). Delta Mills, Inc. is aware of no evidence that Park Yarn discharged or deposited any hazardous substance at the Site or is otherwise a "responsible party" for the Site. Further, Park Yarn filed bankruptcy and was discharged in 1983. Although no assurance can be provided, any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. Accordingly, Delta Mills, Inc. has denied any responsibility at the Site, declined to undertake any activities concerning the Site, and has not provided for any reserves for costs or liabilities attributable to Park Yarn. We believe that any liability of Park Yarn for the Site may have been discharged by the bankruptcy order. No accrual has been made for this contingency, as we do not believe that it is probable that a liability has been incurred.

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

                                                                                   Approximate
                                                                                     Square
        Location                                      Utilization                    Footage      Owned/Leased
        --------                                      -----------                    -------      ------------

Greenville, SC                                      Vacant                            17,400       Leased (1)
New York, NY                                        Sales Offices                      9,100       Leased (2)
Beattie Plant, Fountain Inn, SC                     Weaving and Corporate            390,000       FILOT
                                                    and Administrative
                                                    Offices
Delta 3 Plant, Wallace, SC                          Dyeing and Finishing             555,000       FILOT
Pamplico (3) and Cypress Plants, Pamplico, SC       Spinning and Weaving             419,000       FILOT
Delta 2 Plant, Wallace, SC (3)                      Dyeing and Finishing             347,000       FILOT


(1)    Lease expires in December 2008.
(2)    Lease expires in December 2009.
(3) The Company expects to close these plants in the second quarter of fiscal year 2006 as described below in this Item 2.

All of the Company's plants are the subject of a "Fee in Lieu of Tax" or "FILOT" agreement with three Counties within the State of South Carolina. These agreements are intended to permit counties to attract business investment by offering property tax incentives. In accordance with South Carolina law, the Company entered into a sale-leaseback agreement with these Counties and simultaneously acquired an Industrial Development Revenue Bond. The arrangement is structured so that the Company's lease payments to the Counties equal and offset the Counties' bond payments to the Company. The Bond is non-recourse to the Counties, the Company's lease payments are pledged to secure repayment of the Bond, and the lease and Bond provide for the legal right of offset. Consequently, the FILOT arrangement is not reflected in the Company's financial statements. The agreements have a maximum expiration date of 2017. Under the terms of the agreements, the Company must annually submit information regarding the value of the machinery and equipment in service in each county. The respective Counties will then accept a fee in lieu of property tax based upon predetermined millage rates. These costs are included in cost of sales in the Company's consolidated financial statements. If the Company had not entered into this transaction, property tax payments would have been higher. The Company can reacquire such property and terminate the agreement at a nominal price of $1 and, accordingly, the subject property is included in property, plant, and equipment in the consolidated balance sheet. If the Company elects to reacquire the subject property prior to the expiration of the arrangement, it may also be required to make certain adjusting property tax payments.

Delta Woodside leases offices in Greenville, South Carolina. The lease on the corporate offices expires on December 31, 2008. In January 2005, the Company relocated its corporate and administrative offices to the Beattie Plant and is attempting to sub-lease this space to a new tenant, although there can be no assurance the Company will be successful in its efforts. Sales offices are leased in New York City under a lease expiring in December 2009. At the date of execution of this Form 10-K, the Company's plants are operating at less than full production capacity. The Company believes that its equipment and facilities are generally adequate to allow it to remain competitive with its principal competitors.

During or after fiscal year 2005, the Company completed the disposal of three manufacturing facilities.

     o During the year ended June 29, 2002, the Company announced the closing of its Furman Plant, a weaving facility located in Fountain Inn, South Carolina. The equipment run-out schedule was completed in October 2001. The Company completed the process of liquidating the assets associated with this facility subsequent to July 2, 2005.
     o During the year ended June 28, 2003, the Company announced the closing of its Catawba Plant, a yarn manufacturing facility located in Maiden, North Carolina. The equipment run-out schedule was completed in April 2003, and the Company completed the process of liquidating the assets associated with this facility during fiscal year 2005. The Company has replaced the production from this facility with purchased yarn from outside sources.
     o During the second quarter of fiscal year 2005, the Company announced the closing of the Estes weaving facility, capacity reductions in the Company's commercial synthetics business and the elimination of yarn manufacturing at the Beattie plant. The equipment run-out schedule at the Estes plant was completed in December 2004, and the Company completed the process of liquidating the assets associated with this facility during fiscal year 2005.

On August 11, 2005, the Company announced implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan includes the Company's exit from the synthetics business, including closure of the two plants dedicated to the synthetics product lines: the Pamplico weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the Company's 2005 fiscal year.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The material under the heading "Common Stock Market Prices and Dividends" on the inside front cover of the Company's annual shareholders' report for the year ended July 2, 2005 is incorporated herein by reference.

During fiscal year 2005, the Company issued no shares of common stock that were not registered under the Securities Act of 1933, as amended, and were not previously reported by the Company in a Form 10-Q.


EQUITY COMPENSATION PLAN DISCLOSURE

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of July 2, 2005:

                                                                                                       ( c )
                                                                                               Number of Securities
                                              ( a )                                           Remaining Available for
                                       Number of Securities                ( b )               Future Issuance Under
                                        To be Issued Upon             Weighted-Average          Equity Compensation
                                     Exercise of Outstanding         Exercise Price of           Plans (Excluding
                                        Options, Warrants,          Outstanding Options,      Securities Reflected in
Plan category                               and Rights              Warrants and Rights            Column ( a ))
----------------------------------  ---------------------------   -------------------------  --------------------------
Equity compensation plans
   approved by stockholders:


Stock Option Plans                                    331,409                        $6.75                      85,341

Incentive Stock Plans:
      Incentive Stock Award Plan                            0                          N/A                       7,417

2004 Stock Plan:

      Restricted Awards                                 52,945                         N/A                      29,300

      Phantom Awards                                    35,298                         N/A                      19,532
                                    ---------------------------   -------------------------  --------------------------
Sub-total                                              419,652                       $6.75                     141,590

Equity compensation plans not
      approved by stockholders                             N/A                         N/A                         N/A
                                    ---------------------------   -------------------------  --------------------------
Total                                                  419,652                       $6.75                     141,590

In addition to the equity compensation plans shown in the foregoing table, on October 18, 2004 the Company issued 9,437 shares of its common stock worth approximately $6,134 (based on the October 18, 2004 closing stock price of $0.65 per share) to each of its five non-employee directors (for a total of 47,185 shares) as part of their annual directors fees.

Item 6.  SELECTED FINANCIAL DATA

The material under the heading "Selected Financial Data" in the Company's annual shareholders' report for the year ended July 2, 2005 is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's annual shareholders' report for the year ended July 2, 2005 is incorporated herein by reference.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The material under the subheading, "Quantitative and Qualitative Disclosures About Market Risk" under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's annual shareholders' report for the year ended July 2, 2005 is incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  consolidated   financial   statements  included  in  the  Company's  annual
shareholders' report for the year ended July 2, 2005 are incorporated herein by reference.

Item 9.  CHANGES IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING   AND
         FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of July 2, 2005, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. During the quarter ended January 1, 2005, as part of the Company's Realignment Plan, staffing reductions were made throughout the Company. These reductions affected all functional areas, including accounting, procurement, information technology and administrative staff at the corporate and facility level. As a result of these staffing reductions, certain duty segregations and detail review controls previously in place are no longer possible. Although we believe we have been able to develop and implement higher level review controls and other controls that are adequate, there can be no assurance that these changes will not materially affect the Company's internal control over financial reporting.

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

PART IV


Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) (1) and (2)  Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries included in the Annual Report of the Registrant to its shareholders for the Year ended July 2, 2005 are incorporated by reference in
Item 8:

         Consolidated balance sheets-- July 2, 2005 and July 3, 2004.

         Consolidated statements of operations--Years ended July 2, 2005, July 3, 2004 and June 28, 2003.

         Consolidated statements of shareholders' equity--Years ended July 2, 2005, July 3, 2004 and June 28, 2003.

         Consolidated statements of cash flows--Years ended July 2, 2005, July 3, 2004 and June 28, 2003.

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

4.3.1.8 Amendment to Credit Agreement dated August 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance, LLC, as a lender and agent: Incorporated by reference to Exhibit 4.3.1.8 to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 and filed with the Securities and Exchange Commission on October 19, 2004.

4.3.1.9 Amendment to Credit Agreement dated October 18, 2004 by and between Delta Mills, Inc. and GMAC Commercial Finance, LLC, as a lender and agent: Incorporated by reference to Exhibit 4.3.1.9 to the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 2004 and filed with the Securities and Exchange Commission on October 19, 2004.

4.3.1.10 Waiver dated May 12, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc.: Incorporated by reference to Exhibit
         4.3.10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

4.3.1.11 Waiver dated May 17, 2005 from GMAC Commercial Finance LLC as lender and agent to Delta Mills, Inc. : Incorporated by reference to Exhibit
         4.3.11 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

4.3.1.12 Waiver and Amendments dated August 9, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.: Incorporated by reference to Exhibit 4.3.1.12 to the Company's Current Report on Form 8-K dated August 8, 2005.

4.3.1.13 Waiver and Amendment dated September 30, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.

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

4.4.1 Amendment No. 1 dated as of December30, 1997 to Indenture dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee.

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

10.1.2 ** Second Amendment dated January 16, 2004 to Delta Woodside Group Deferred Compensation Plan for Key Managers Amended and Restated Effective June 30, 2000: Incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2003.

10.1.3** Form of Termination of Deferred Compensation Arrangement Agreement between Delta Woodside Industries, Inc., Delta Mills, Inc., Delta Mills Marketing, Inc. and Employee Participants in the Deferred Compensation Plan including schedule of terms for executive officers of the Company.

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


10.7** Letter dated June 28, 2000 to William F. Garrett: Incorporated by reference to Exhibit 10.14 to the Company's Report on Form 10-K dated July 1, 2000 and filed with the Securities and Exchange Commission on September 29, 2000.


10.8 Tax Sharing Agreement, dated as of June 30, 2000 by and among Delta Woodside Industries, Inc. Duck Head Apparel Company, Inc. and Delta Apparel, Inc.: Incorporated by reference to Exhibit 2.2 to the Report on Form 8-K of the Company with the date of June 30, 2000.

10.8.1   Amendment  to tax  sharing  agreement  dated as of  August 6,  2001.  :
         Incorporated by reference to Exhibit 10.17.2 to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001 and filed with the Securities and Exchange Commission on September 24, 2001, the "2001 10-K."

10.9** Delta Woodside Industries, Inc. 2004 Stock Plan, Effective September 25, 2003: Incorporated by reference to Exhibit 99 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2004 (Commission File No. 333-112308.)

10.10** Resolution of the Board of Directors dated January 27, 2005 adopting Fiscal Year 2005 Incentive Bonus Plan: Incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2005.

10.10.1** Resolution of the Compensation Committee of the Board of Directors dated February 11, 2005 respecting Fiscal Year 2005 Incentive Bonus
         Plan: Incorporated by reference to Exhibit 10.1.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2005.

10.11 Asset Purchase Agreement dated January 27, 2005 by and between Delta Mills Inc. and Gibbs International Inc.: Incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2005.

10.12**  2005 Salary Recovery Plan.

10.13    See  Exhibits  4.3.1,  4.3.1.1,  4.3.1.2,  4.3.1.3,  4.3.1.4,  4.3.1.5,
         4.3.1.6,  4.3.1.7,  4.3.1.8,  4.3.1.9,  4.3.1.10,  4.3.1.11,  4.3.1.12,
         4.3.2, 4.3.3, 4.3.4, 4.3.5, 4.3.6 and 4.4.

13 Annual Report to Shareholders of the Company for the fiscal year ended July 2, 2005.

21 Subsidiaries of the Company: Incorporated by reference to Exhibit 21 to the 2001 Form 10-K.

23 Report on Schedules and Consent of Independent Registered Public Accounting Firm for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

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

         (b)      Exhibits

                  The response to this portion of Item 15 is incorporated by reference from Item 15(a)(3) above.

         (c)      Financial Statement Schedules

                  The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DELTA WOODSIDE INDUSTRIES, INC.
                                      (Registrant)


      September 30, 2005              By:  /s/ William F. Garrett
----------------------------------    ---------------------------------------
             Date                     William F. Garrett
                                      President, Chief Executive Officer
                                         and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.


/s/ C.C. Guy                          9/30/2005         /s/ William F. Garrett                                   9/30/2005
------------------------------------- -------------     -------------------------------------------------------- -------------
C.C.  Guy                             Date              William F.  Garrett                                      Date
Director                                                President,  Chief  Executive Officer and Director

/s/ J. Patrick Danahy                 9/30/2005         /s/ William H. Hardman, Jr.                              9/30/2005
------------------------------------- -------------     -------------------------------------------------------- -------------
J. Patrick Danahy                     Date              William H.  Hardman,  Jr.                                Date
Director                                                Executive Vice President, Chief Financial Officer,
                                                        Secretary and Treasurer

/s/ Michael R. Harmon                 9/30/2005         /s/ David Palmer                                         9/30/2005
------------------------------------- -------------     -------------------------------------------------------- -------------
Michael R. Harmon                     Date              David Palmer                                             Date
Director                                                Controller


------------------------------------- -------------
Max Lennon                            Date
Director

/s/ E. Erwin Maddrey, II              9/30/2005
------------------------------------- -------------
E. Erwin Maddrey, II                  Date
Director

/s/ Buck A. Mickel                    9/30/2005
------------------------------------- -------------
Buck A. Mickel                        Date
Director

                                  EXHIBIT INDEX

4.3.1.13 Waiver and Amendment dated September 30, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.

4.4.1 Amendment No. 1 dated as of December 30, 1997 to Indenture dated as of August 25, 1997 with respect to Delta Mills, Inc.$150,000,000 Series A and Series B 9 5/8% Senior Notes due 2007, with The Bank of New York, as Trustee.

10.1.3** Form of Termination of Deferred Compensation Arrangement Agreement between Delta Woodside Industries, Inc., Delta Mills, Inc., Delta Mills Marketing, Inc. and Employee Participants in the Deferred Compensation Plan including schedule of terms for executive officers of the Company.

10.12**  2005 Salary Recovery Plan.

13 Annual Report to Shareholders of the Company for the fiscal year ended July 2, 2005.

23 Report on Schedules and Consent of Independent Registered Public Accounting Firm for the years ended July 2, 2005, July 3, 2004 and June 28, 2003.

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

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                                   SCHEDULE I


CONDENSED BALANCE SHEETS
Delta Woodside Industries, Inc.
(In thousands, except share data)
                                                                          July 2, 2005         July 3, 2004
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                            $           101      $           161
  Prepaid expenses and other current assets                                      8,741                8,697
                                                                       ----------------     ----------------
                                TOTAL CURRENT ASSETS                             8,842                8,858

INVESTMENT IN SUBSIDIARIES                                                      11,986               36,033
ADVANCES TO SUBSIDIARIES                                                        17,393               17,333
DEFERRED INCOME TAXES                                                                                 1,594
OTHER ASSETS                                                                                             25
                                                                       ----------------     ----------------
   TOTAL ASSETS                                                        $         38,221     $        63,843
                                                                       ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued liabilities                             $            66      $             5
  Deferred income taxes                                                            607                  491
                                                                       ----------------     ----------------
                    TOTAL CURRENT LIABILITIES                                      673                  496

NONCURRENT DEFERRED INCOME TAXES                                                 1,559

SHAREHOLDERS' EQUITY
  Preferred Stock
  Common Stock -- par value $.01 a share - authorized
     50,000,000 shares, issued and outstanding
     6,015,182 shares (2005) and 6,002,182 shares (2004)                            60                   60
  Additional paid-in capital                                                    87,132               87,073
  Accumulated deficit                                                          (51,203)             (23,786)
                                                                       ----------------     ----------------
                                                                                35,989               63,347
COMMITMENTS AND CONTINGENCIES
                                                                       ----------------     ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $        38,221      $         63,843
                                                                       ================     ================




See notes to condensed financial statements.


CONDENSED STATEMENTS OF OPERATIONS
Delta Woodside Industries, Inc.
(In thousands, except per share data)                                    Year Ended           Year Ended            Year Ended
                                                                        July 2, 2005         July 3, 2004         June 28, 2003

Selling, general and administrative expense                            $          (72)      $          (32)       $           (1)
Equity in income (loss) of subsidiaries                                       (24,047)              (5,488)                2,595
Other income (expense)                                                            (26)                   12                    1
                                                                       ----------------     ----------------      ---------------
  OPERATING PROFIT (LOSS)                                                     (24,145)              (5,508)                2,595
                                                                       ----------------     ----------------      ---------------
 INCOME (LOSS) BEFORE INCOME TAXES                                            (24,145)              (5,508)                2,595
Income tax expense                                                               3,272                2,156                7,211
                                                                       ----------------     ----------------      ---------------
NET LOSS                                                               $       (27,417)     $        (7,664)      $       (4,616)
                                                                       ================     ================      ===============


Basic and diluted loss per share                                       $         (4.61)     $         (1.30)      $        (0.79)
                                                                       ================     ================      ===============

Weighted average number
  of shares outstanding                                                          5,948                5,893                5,862
                                                                       ================     ================      ===============



See notes to condensed financial statements.


CONDENSED STATEMENTS OF CASH FLOWS
Delta Woodside Industries, Inc.
(In thousands)                                                           Year Ended           Year Ended            Year Ended
                                                                        July 2, 2005         July 3, 2004         June 28, 2003
OPERATING ACTIVITIES
  Net loss                                                             $       (27,417)      $       (7,664)      $       (4,616)
  Adjustments to reconcile net loss to net
        cash (used in) provided by operating activities:
     Equity in net (income) loss of subsidiaries                                24,047                5,488              (2,595)
     Change in deferred income taxes                                             3,269                3,164                9,480
     Other                                                                          82                  169                  200
     Changes in operating assets and liabilities                                    17              (1,042)              (2,234)
                                                                       ----------------     ----------------      ---------------
NET CASH (USED IN) PROVIDED BY OPERATING  ACTIVITIES                                (2)                  115                  235
                                                                       ----------------     ----------------      ---------------

FINANCING ACTIVITIES
  Net advances to subsidiaries                                                    (58)                (215)                (212)
  Repurchase common stock                                                                                                   (24)
                                                                       ----------------     ----------------      ---------------
NET CASH USED IN FINANCING ACTIVITIES                                             (58)                (215)                (236)
                                                                       ----------------     ----------------      ---------------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (60)                (100)                  (1)

Cash and cash equivalents at beginning of year                                     161                  261                  262
                                                                       ----------------     ----------------      ---------------

 CASH AND CASH EQUIVALENTS AT END OF YEAR                              $           101      $           161       $          261
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

LONG-TERM DEBT: Delta Mills, Inc., a subsidiary of Delta Woodside, has unsecured Senior Notes and a bank credit facility outstanding. See Note C to Consolidated Financial Statements and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Sources of Capital" in the Company's Annual Report to Shareholders. The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures of Delta Mills. The payment of dividends with respect to Delta Mills' stock is permitted if there is no event of default and there is at least $1 of undrawn availability under the facility. Loan covenants in the Senior Notes and the Delta Mills credit facility limit the Company's ability to use cash generated by Delta Mills to fund operations in the rest of the Company. In addition to the limitations contained in the Delta Mills credit facility described above, the Senior Notes also contain restrictive covenants limiting payments to the rest of the Company. At July 2, 2005, the net assets of the Company include net assets of the wholly owned subsidiary Delta Mills of approximately $21 million, which are subject to the restrictions described above.

DIVIDENDS: The Delta Mills' credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default and there is at least $1 of availability under the facility. At July 2, 2005, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. The indenture pertaining to the Delta Mills' 9.625% Senior Notes contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills' and its subsidiaries. The payment of dividends with respect to Delta Mills, Inc. stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. At July 2, 2005, under the most restrictive of these covenants, no dividends were available for distribution by Delta Mills to Delta Woodside Industries, Inc. During the year ended July 2, 2005, the year ended July 3, 2004, and the year ended June 29, 2002, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.


                                                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                                            DELTA WOODSIDE INDUSTRIES, INC.


------------------------------------------------------------------------------------------------------------------------------------
                 COL. A              COL. B              COL. C                                      COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                       ADDITIONS
                                                  ----------------------------------------
                                   Balance at                                                          (2)
               DESCRIPTION         Beginning              (1)                (2)                   Deductions        Balance at End
                                   of Period        Charged to Costs  Charged to Other              Describe            of Period
                                                      and Expenses    Accounts-Describe
------------------------------------------------------------------------------------------------------------------------------------
Deducted from asset accounts
 Allowance for Returns:

Year ended July 2, 2005                  $ 20,000                              $2,057,000  (1)       $(1,976,000)(2)       $101,000
                                ==================                   =====================      ==================    ==============

Year ended July 3, 2004                 $ 180,000                              $1,714,000  (1)       $(1,874,000)(2)        $20,000
                                ==================                   =====================      ==================    ==============

Year ended June 28, 2003                 $ 32,000                              $1,751,000  (1)       $(1,603,000)(2)       $180,000
                                ==================                                                                    ==============





NOTES:
1) The change in the allowance for returns is charged to income as a reduction of net sales.
2) Deductions represent customer returns and allowances during the period.