Form 10-K/A
period 2005-07-02
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2005-10-11
CIK 806624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 2, 2005

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number 1-10095

                         DELTA WOODSIDE INDUSTRIES, INC.
                  -------------------------------------------------
                  (Exact name of registrant as specified in its charter)

       South Carolina                                 57-0535180
---------------------------         -----------------------------------------
  (State of Incorporation)              (I.R.S. Employer Identification No.)


  700 North Woods Drive
  Fountain Inn, South Carolina                                 29644
------------------------------------------------        --------------------
(Address of principal executive offices)                     (Zip code)


                                  864-255-4100
             -------------------------------------------------------
              (Registrant's telephone number, including area code)



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

         Yes                        No __X___
             --------


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


                                EXPLANATORY NOTE

This amendment is being provided to amend Items 1 and 2 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 2005. The changes to these items clarify that the facility at Pamplico, South Carolina that the Company has announced will be closed includes both the Pamplico and Cypress plants at that location, which the Company considers to be one "facility" or "plant"; therefore, after the plant closings, which were announced on August 11, 2005, are complete, the Company will have two plants remaining in operation.

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

     o Our ability to borrow under our revolving credit facility is based primarily on a formula under which we may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, we may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.
     o We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.
     o We believe that the success of our business depends on our ability to retain employees in the face of continued pressures in the industry, and there can be no assurance that we will be able to do so.
     o The impact of natural disasters such as hurricanes, acts of terrorism and other instances of "Force Majeure" could have unforeseen adverse impacts on our business and financial condition.
     o Projecting the costs related to the closing of our synthetics business is inherently uncertain. If the actual costs substantially exceed our projections, we may not be able to meet the targets in our 2006 Business Plan or comply with the financial covenants under Delta Mills' credit facility.
     o The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.

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


Since 2001, Delta Mills has closed three plants and has recently announced plans to close two more, which will leave it with two operating plants once recently announced plans are completed. During fiscal year 2002, the Company announced the closing of its Furman weaving facility in Fountain Inn, South Carolina and recently completed the liquidation of the related assets. The Company announced the closing of its Catawba yarn manufacturing facility in Maiden, North Carolina in fiscal year 2003 and the closing of its Estes weaving facility in Piedmont, South Carolina in fiscal year 2005 and completed the liquidation of the related assets of both of these facilities in fiscal year 2005. In fiscal year 2005, the Company also eliminated its yarn manufacturing operations at its Beattie Plant in Fountain Inn, South Carolina and began purchasing all of its yarn from independent suppliers.

On August 11, 2005, the Company announced implementation of its comprehensive fiscal year 2006 business plan, which will result in the Company's exit from the woven synthetics business by the closure of its Pamplico/Cypress spinning and weaving facility in Pamplico, South Carolina (collectively hereinafter sometimes referred to as the "Pamplico plant" or the "Pamplico weaving facility") and its Delta #2 finishing facility located in Wallace, South Carolina. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.


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

Part of the Company's competitive business strategy is to develop and maintain well-established relationships with its customers. This requires that we respond quickly to customer needs, particularly to assist customers with their replenishment programs, but also requires us to bill-and-hold when customers' schedules are delayed. Goods are ordered by our customers for the express business purpose of providing finished apparel fabric to the customer's specification in order to fulfill the customer's requirements associated with the customer's garment manufacturing operation. From the time of the customer's order to the time of the completion of our manufacturing of the customer's goods, the customer may realize a need to change its manufacturing schedule. In these instances the customer may request a delay in shipment of the goods, and, at the customer's request, we will bill and hold the goods. As a result, the Company records a portion of its revenues on a bill and hold basis, invoicing goods that have been produced, packaged and made ready for shipment. The goods are effectively segregated from inventory which is available for sale. The risk of ownership of the goods has passed to the customer, and remittance terms are consistent with all other sales by the Company. The Company recognized revenue from such bill-and-hold sales of approximately $38.8 million, $52.5 million and $71.9 million in fiscal years 2005, 2004 and 2003, respectively. The Company's sales agreements do not give the buyer a right of return. When returns and allowances are authorized by the Company, returns and allowances are accounted for as a reduction to sales, and sales are reported net of returns and allowances. Allowances are charged against sales at the full dollar amount of the allowance.

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

Two of the Company's South Carolina plants, the Delta 2 and Delta 3 finishing plants, have experienced and are experiencing high nitrate levels in the groundwater at the two adjacent sludge spray sites for these plants. The South Carolina Department of Health and Environmental Control ("DHEC") and the Company have entered into a consent agreement which requires the Company to monitor the groundwater until drinking water standards are attained.

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

Delta 3 Plant, Wallace, SC                          Dyeing and Finishing             555,000      FILOT
Pamplico/Cypress Plant, Pamplico, SC (3)            Spinning and Weaving             419,000      FILOT
Delta 2 Plant, Wallace, SC (3)                      Dyeing and Finishing             347,000      FILOT


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

On August 11, 2005, the Company announced implementation of a comprehensive fiscal year 2006 Business Plan (the "2006 Plan"). The plan includes the Company's exit from the synthetics business, including closure of the two plants dedicated to the synthetics product lines: the Pamplico/Cypress spinning and weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate.


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


                                   DELTA WOODSIDE INDUSTRIES, INC.
                                   (Registrant)



        October 5, 2005         By:  /s/ William F. Garrett
------------------------------- ---------------------------------
           Date                 William F. Garrett
                                President, Chief Executive Officer and Director

                                  EXHIBIT INDEX


31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.