Form 10-Q
period 2005-10-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2005-11-15
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File number 1-10095
DELTA WOODSIDE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA	57- 0535180

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 North Woods Drive Fountain Inn, South Carolina	29644

(Address of principal executive offices)	(Zip Code)
864 255-4100

(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 Par Value—6,033,227 shares as of November 14, 2005

DELTA WOODSIDE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands, Except Share Data)

	October 1, 2005	July 2, 2005
ASSETS
CURRENT ASSETS
Cash	$540	$382
Accounts receivable:
Factor	31,527	37,039
Less allowances for returns	101	101

	31,426	36,938

Inventories:
Finished goods	7,450	10,004
Work in process	21,848	19,507
Raw materials and supplies	5,430	5,797

	34,728	35,308

Deferred income taxes	418	552
Other assets	931	1,389

TOTAL CURRENT ASSETS	68,043	74,569

ASSETS HELD FOR SALE	—	1,900

PROPERTY, PLANT AND EQUIPMENT, at cost	128,849	128,830
Less accumulated depreciation	89,183	87,969

	39,666	40,861

DEFERRED LOAN COSTS AND OTHER ASSETS	209	237

	$107,918	$117,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$6,683	$8,409
Revolving credit facility	29,052	28,444
Accrued employee compensation	1,084	4,943
Accrued income taxes payable	2,392	2,392
Accrued restructuring expenses	3,610	1,054
Accrued and sundry liabilities	4,377	4,843

TOTAL CURRENT LIABILITIES	47,198	50,085
LONG-TERM DEBT	30,941	30,941
NON-CURRENT DEFERRED INCOME TAXES	418	552

TOTAL LIABILITIES	78,557	81,578
SHAREHOLDERS’ EQUITY
Common Stock — par value $0.01 a share — authorized 50,000,000 shares, issued and outstanding 6,033,227 shares at October 1, 2005 and 6,015,182 shares at July 2, 2005	60	60
Additional paid-in capital	87,147	87,132
Accumulated deficit	(57,846)	(51,203)

TOTAL SHAREHOLDERS’ EQUITY COMMITMENTS AND CONTINGENCIES	29,361	35,989

	$107,918	$117,567

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands, except per share data)

	Three	Three
	Months Ended	Months Ended
	October 1,	October 2,
	2005	2004
Net sales	$30,771	$35,440

Cost of goods sold	31,051	35,131

GROSS PROFIT (LOSS)	(280)	309

Selling, general and administrative expenses	2,122	2,747
Impairment and restructuring expenses	2,828	—
Other operating income	62	36

OPERATING LOSS	(5,168)	(2,402)

Interest expense	(1,475)	(1,294)

LOSS BEFORE INCOME TAXES	(6,643)	(3,696)
Income taxes	—	—

NET LOSS	$(6,643)	$(3,696)

Basic and diluted loss per share	$(1.11)	$(0.62)

Weighted average shares outstanding	5,980	5,915

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries, Inc.
(In thousands)

	Three Months Ended	Three Months Ended
	October 1, 2005	October 2, 2004
OPERATING ACTIVITIES
Net loss	$(6,643)	$(3,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,214	2,218
Amortization	28	28
Impairment and restructuring expense	2,828	—
Gains on disposition of property and equipment	(26)	—
Deferred compensation	(4,239)	112
Changes in operating assets and liabilities	4,507	(631)

NET CASH USED IN OPERATING ACTIVITIES	(2,331)	(1,969)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(19)	(123)
Proceeds of dispositions	1,900	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,881	(123)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit	38,388	40,449
Repayments on revolving lines of credit	(37,780)	(38,365)

NET CASH PROVIDED BY FINANCING ACTIVITIES	608	2,084

INCREASE (DECREASE) IN CASH	158	(8)

Cash at beginning of period	382	746

CASH AT END OF PERIOD	$540	$738

See notes to condensed consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries (“the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2005.
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
NOTE B- LIQUIDITY, REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
LIQUIDITY: Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the Company’s entry into the August 2005 and September 2005 amendments to the GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company’s operations and funds available under Delta Mills’ credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months. This belief by management is dependent on the validity of several assumptions that underpin the Company’s internal forecasts. These assumptions include:
1.	Government business:
•	revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond

•	minimum disruption from the problems associated with the transition to the new uniform as discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Management Overview and Company Outlook — Our Government Business”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC;
2.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
3.	Exit of the synthetics business:
•	an orderly production flow to complete all commitments to our synthetics customers

•	minimum negative run-out costs

•	minimum inventory write-downs

•	the collection of substantially all of the associated accounts receivable
4.	Payment terms required by our principal vendors and suppliers do not become materially more stringent.

5.	The North Carolina assessment of state corporate income and franchise taxes described below under “Liquidity and Sources of Capital — Other Matters” is resolved in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.

The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation —Management Overview and Company Outlook—In Conclusion” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under Delta Mills’ revolving credit agreement, particularly following the February 28, 2006 expiration of the $3.0 million supplemental credit line provided by GMAC. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. However, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would likely be in substantial doubt.
LONG-TERM DEBT AND REVOLVING CREDIT FACILITY: On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At October 1, 2005, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.
Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million “supplemental amount” as described more fully in the first bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 8.86% at October 1, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $29.1 million and $28.4 million as of October 1, 2005 and July 2, 2005, respectively. As of October 1, 2005, the revolver availability was approximately $4.7 million including the $3.0 million supplemental amount, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million. As of October 1, 2005, Delta Mills was in compliance with the credit facility’s covenants, as amended.
The GMAC credit facility has a financial covenant that requires Delta Mills to achieve specified minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) measured at each fiscal quarter end. During the fiscal quarter ended October 1, 2005, the credit facility was amended, and Delta Mills received waivers, as described below.
•	On August 9, 2005, Delta Mills entered into a waiver and amendment that (i) waived Delta Mills’ noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allows for the payout of deferred compensation plan participant account balances, (iii) sets required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provides that it will be an event of default if Delta Mills and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provides for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (Delta Mills will owe a $30,000 fee for any calendar month in which Delta Mills uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

•	On September 30, 2005, Delta Mills, Inc. entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to Delta Mills’ requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by Delta Mills’ independent registered public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%.

GMAC also required an appraisal of Delta Mills’ inventory within 45 days, which has been provided. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.
The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills’ 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. subject to compliance with the same conditions. At October 1, 2005, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside Industries, Inc. During the fiscal year ended July 2, 2005 and the three month period ended October 1, 2005, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.
The indenture for Delta Mills’ Senior Notes provides that it is an event of default under the indenture if Delta Mills defaults in the payment of principal or interest at final stated maturity (as defined in the indenture), or otherwise defaults resulting in acceleration, of other indebtedness aggregating $5.0 million or more. Either the indenture trustee or holders of 25% or more in principal amount of the Senior Notes may accelerate the Senior Notes in an event of default under the indenture. There have been several defaults under the Delta Mills revolving credit facility; however, in each case to date, the lender has either waived the default or entered into an amendment to cure the default. If there is a future default under the Delta Mills revolving credit facility, which the Company cannot cure or which the lender declines to waive or cure by amendment, holders of the Senior Notes or the indenture trustee could, under the circumstances described in the indenture, accelerate the Senior Notes.
NOTE C — SHAREHOLDERS’ EQUITY
Activity in shareholders’ equity during the three months ended October 1, 2005 is as follows (in thousands):

				Total
	Common	Additional Paid-	Accumulated	Shareholders’
	Stock	In Capital	Deficit	Equity
Balance at July 2, 2005	$60	$87,132	$(51,203)	$35,989
Issuance of common stock	—	15	—	15
Net loss	—	—	(6,643)	(6,643)

Balance at October 1, 2005	$60	$87,147	$(57,846)	$29,361

NOTE D — STOCK COMPENSATION
Beginning July 3, 2005, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS 123R”), which requires all share-based payments, including grants of stock options, to be recognized in the income statement as an operating expense, based on fair values. The Company maintains three stock compensation plans which are described below:
2000 STOCK OPTION PLAN
The Company’s 2000 Stock Option Plan gives the Company the right to grant options for up to 416,750 shares of Common Stock to employees.
Under the terms of the Plan, each option granted during fiscal year 2001 vested with respect to one-third of the shares on June 30 in each of 2001, 2002 and 2003 and each third expires ten years from the corresponding vesting date.

A summary of the Company’s stock option status and activity is presented below:

		Weighted
		Average
	Shares	Price

Outstanding at July 2, 2005	331,409	$6.75

Granted		N/A

Exercised		N/A

Forfeited		N/A

Outstanding at October 1, 2005	331,409	$6.75

Option price range — October 1, 2005		$6.75

Option price range — Exercised Shares		N/A

Options available for grant — October 1, 2005		85,341

Options Exercisable — October 1, 2005		331,409

Weighted average fair value — Options Granted		N/A
All outstanding options granted under this plan were fully vested as of June 30, 2003 and no compensation expense was recognized in either of the three month periods ended October 1, 2005 or October 2, 2004. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
INCENTIVE STOCK PLAN
The Company’s Incentive Stock Award Plan (the “Plan”), was approved by the shareholders in fiscal year 2001. The Plan gives the Company the right to grant awards for up to 166,750 shares of Common Stock to employees. Awards were granted during 2001 to purchase up to 166,667 shares. No compensation expense was recognized in either of the three month periods ended October 1, 2005 or October 2, 2004. At October 1, 2005, there were no grants outstanding under the Incentive Stock Award Plan, and shares available for grant were 7,417. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
2004 STOCK PLAN
The Company’s 2004 Stock Plan permits the Company to grant restricted stock awards and phantom stock awards for up to an aggregate maximum of 240,000 shares of the Company’s common stock. The Company granted awards of 135,000 shares of restricted stock and 90,000 shares of phantom stock awards during December of 2003.
All awards granted are subject to vesting conditions, including conditions based on continued employment with the Company (fifty percent of the awards) and performance-based conditions (fifty percent of the awards). With respect to any grant, one third of the shares subject to vesting based on continued employment vested or will vest on the last day of each of fiscal years 2004, 2005 and 2006. Compensation expense for restricted stock awards based on continued employment is based on grant date market price and is recognized over the vesting period. Compensation expense for phantom stock awards based on continued employment is based on the stock price at the end of the reporting period and is recognized over the vesting period. The shares subject to vesting based on performance would have vested or will vest if certain targets were or are attained for net income and return on assets in each of fiscal years 2004, 2005 and 2006. Compensation expense for awards based on continued employment for the three month period ended October 2, 2004 and the three month period ended October 1, 2005 was $17,000 and $8,000, respectively. Compensation expense for stock awards based on performance is based on the Company’s projections of likely attainment of the performance criteria and stock price at the end of its reporting period and is recognized over the vesting period. No compensation expense for awards based on performance was recognized in either the three month period ended October 2, 2004 or the three month period ended October 1, 2005. A participant in the plan may not transfer shares issued under the plan prior to the fifth anniversary of the date the shares first vested. To the extent that an award is forfeited, any shares subject to the forfeited portion of the award will again become available for issuance under the Stock Plan. At October 1, 2005, 48,832 shares were available for grant. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
A summary of the Company’s 2004 Stock Plan status and activity is presented below:

		Service Shares		Performance Shares
	Total	Stock	Phantom	Stock	Phantom
	Shares	Awards	Awards	Awards	Awards
Outstanding at July 2, 2005	58,827	17,650	11,767	17,646	11,764
Granted	—	—	—	—	—

Exercised	—	—	—	—	—

Forfeited	—	—	—	—	—

Outstanding at October 1, 2005	58,827	17,650	11,767	17,646	11,764

As of October 1, 2005, there was approximately $26,000 of total unrecognized compensation cost related to non-vested awards under the 2004 Stock Plan. This cost is expected to be recognized over the remainder of fiscal year 2006.
Prior to adopting SFAS 123R, the Company applied the intrinsic value-based method of accounting for its stock compensation, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has applied the modified prospective method in its adoption of SFAS 123R. Accordingly, periods prior to adoption have not been restated. If the Company had determined compensation expense at fair value, as under SFAS 123R, the Company’s net loss and loss per share for the first quarter of fiscal year 2005 would have been as follows:

Three Months
Ended
(In thousands, except per share data)	10/2/2004
Net loss, as reported	$(3,696)

Add stock-based employee compensation expense included in reported net loss, net of tax	17

Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(17)

Pro forma net loss	$(3,696)

Loss per share:
Basic and diluted — as reported	$(0.62)

Basic and diluted — pro forma	$(0.62)

NOTE E -CONTINGENCIES
During 1998, Delta Woodside Industries, Inc. received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 — 1997 tax years of a prior subsidiary of Delta Woodside Industries, Inc. that merged into Delta Woodside Industries, Inc. in 2000. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In November 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the prior subsidiary’s tax years 1994 — 2000. Delta Woodside declined to settle on that basis. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department’s assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the “Limited Stores Case”), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department established a temporary Voluntary Compliance Program (the “Program”) pursuant to which Delta Woodside could pay the assessment amount for the prior subsidiary’s 1994 — 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside decided not to participate in the Program. The North Carolina Supreme Court has upheld the Department’s position in the Limited Stores Case, and the U.S. Supreme Court has declined to review the decision. The Department has informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal. The Company believes that, as of October 1, 2005, the maximum amount that the Department could seek to collect from Delta Woodside for the prior subsidiary’s tax years 1994-2000 is approximately $2.4 million. The Company considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company’s financial position as stated on its consolidated balance sheet or results of operations. However, Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.
NOTE F — DEFERRED COMPENSATION
As of July 2, 2005, the Company had a Deferred Compensation Plan that permitted certain management employees to defer a portion of their compensation. Deferred compensation accounts were credited with interest and were distributable after retirement, disability or employment termination. As of July 2, 2005, the Company’s liability was $4,178,000. The ability of participants to add to their accounts under this plan was effectively discontinued pursuant to an amendment described below.
On January 16, 2004, based on the recommendation of the Company’s Compensation Committee, the Board (with Mr. Garrett abstaining) approved an amendment of the Company’s deferred compensation plan. The deferred compensation plan amendment provided that each participant’s deferred compensation account would be paid to the participant upon the earlier of the participant’s termination of employment or in accordance with a schedule of payment that would pay approximately 40%, 30%, 20% and 10% of the participant’s total pre-amendment account on February 15 of 2004, 2005, 2006 and 2007, respectively. Any such February 15 payment was conditioned on there being no default under the Delta Mills Senior Note Indenture or the Delta Mills revolving credit facility and on Delta Mills meeting the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Compliance with the fixed charge coverage ratio test is required by the Senior Note Indenture only as a condition to Delta Mills taking certain actions (such as the incurrence of indebtedness or the issuance of preferred stock) in certain circumstances; however, the amendment of the deferred compensation plan adopted by the Board required satisfaction of the fixed charge coverage ratio test before scheduled payments would be made. The first payment of approximately $3.1 million was made in February 2004. As of February 15, 2005, Delta Mills did not meet, for the purpose of the scheduled payment, the fixed charge coverage ratio test as defined in the Senior Note Indenture for the most recently ended four full fiscal quarters, determined on a pro forma basis. Accordingly, any future payments in accordance with the schedule in the amendment were delayed until all conditions to such payment could be met.

On August 8, 2005, the Board approved termination of the Company’s deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate at August 8, 2005). The termination of the deferred compensation plan by the Board (with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Board’s Compensation Committee. By terminating the deferred compensation plan and paying the respective account balances to each participant, the Company expects to retain certain of its key managers who are essential to the future of the Company. The Compensation Committee and the Board decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, have expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company stated that a primary reason for their departure was that the deferred compensation plan had not been earlier terminated, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company’s employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period (eighteen months in the case of the executive officers and certain other employees). By August 29, 2005, all employee participants entered into such agreements and received distributions of their account balances, which completed the termination of the plan. As a result of the termination of the deferred compensation plan and distribution in connection with employment termination of approximately $700,000 to one employee who resigned his employment after the end of fiscal year 2005 but before the board decided to terminate the plan, approximately $4.2 million, which represented the aggregate participant plan balances, is classified on the consolidated balance sheet at July 2, 2005 as accrued employee compensation in current liabilities. $4.2 million of deferred compensation payments were made during the first fiscal quarter of 2006. Accordingly, at October 1, 2005, no liability for deferred compensation remained on the Company’s consolidated balance sheet.
NOTE G — LOSS PER SHARE
Basic and diluted loss per share is based upon the number of weighted average shares outstanding. Options outstanding at October 1, 2005 and October 2, 2004 of approximately 331,000 and 371,000 shares, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.
NOTE H — IMPAIRMENT AND RESTRUCTURING CHARGES
2006 Business Plan
On August 8, 2005, the Company’s Board of Directors approved the implementation of a comprehensive fiscal year 2006 Business Plan (the “2006 Plan”). The plan was announced on August 11, 2005 and includes the Company’s exit from the synthetics business. The Company will close the two plants dedicated to the synthetics product lines: The Pamplico weaving facility in Pamplico, SC and the Delta #2 finishing facility located in Wallace, SC. The Company expects to complete the closing of these facilities in the second quarter of fiscal year 2006 as production requirements dictate. The closings will affect approximately 365 employees company-wide. The Company recorded asset impairment charges of $4,727,000, on a pretax basis, associated with its 2006 Plan in the fourth quarter of fiscal year 2005. In addition, the Company recorded in cost of goods sold in the fourth quarter of fiscal year 2005 a charge of $717,000 for the write-down of certain supply inventories associated with the impaired assets.
Asset Impairment
In the fourth quarter of fiscal year 2005, the Company recorded a $4,727,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to their estimated fair value of $3,260,000. The impaired assets did not meet the criteria under SFAS No. 144 to be classified as assets held for sale and are classified as held for use in the consolidated financial statements as of July 2, 2005 and October 1, 2005. The valuation of these assets was derived from management’s estimates based on recent experience selling similar assets in connection with the 2005 Realignment Plan. Subsequent to October 1, 2005, the Company entered into sales agreements with values totaling $2.6 million covering a portion of the impaired assets. Based on the value of the sales agreements and management’s current estimates of the value of the assets not covered by sales agreements, management believes that the estimated fair value of the impaired assets is at least equal to the carrying value of $3,260,000.
Restructuring
In the three months ended October 1, 2005, the Company recorded pre-tax cash restructuring charges of $2,828,000, which are primarily severance and benefit costs for the approximately 365 employees affected by closing of the synthetics business. Also included in restructuring charges is a $100,000 liability associated with the termination of Fee in Lieu of Taxes (“FILOT”) arrangement for the Pamplico and Delta 2 plants. These expenses are expected to be paid through June 2007.

	Employee
	Termination	Other
	Costs	Expenses	Total
Restructuring liability at July 2, 2005	$993,000	$61,000	$1,054,000

Restructuring charge recognized during the quarter ended October 1, 2005	2,728,000	100,000	2,828,000

Less payments made during the quarter ended October 1, 2005	263,000	9,000	272,000

Restructuring liability at October 1, 2005	$3,458,000	$152,000	$3,610,000

2005 Realignment Plan
During the second quarter of fiscal year 2005, the Company’s Board of Directors approved a comprehensive Realignment Plan. The plan was announced on October 20, 2004 with the closing of the Estes weaving facility and capacity reductions in the Company’s commercial synthetics business and the elimination of yarn manufacturing at the Beattie plant. The Company recorded asset impairment and restructuring charges of $7,350,000, on a pretax basis, associated with its Realignment Plan during the quarter ended January 1, 2005.
Asset Impairment
In the second quarter of fiscal year 2005, the Company recorded a $3,845,000 non-cash asset impairment charge to write down assets to be disposed of, including real estate and machinery, to their estimated fair value, less selling costs, of $8,857,000. The impaired assets met the criteria under SFAS No. 144 to be classified as assets held for sale and were reclassified as such in the consolidated financial statements as of January 1, 2005. The valuation of these assets was derived from asset sales agreements with third parties executed in January 2005.
During the six months ended July 2, 2005, the Company closed asset sales under certain of the agreements for cash proceeds of $7,202,000 resulting in a decrease in assets held for sale to $1,900,000 at July 2, 2005 and a gain on the disposal of assets, primarily at the Pamplico facility, of $245,000. The remaining assets held for sale at July 2, 2005 included the Furman plant, for which the Company had an asset sale agreement that closed in the first quarter of fiscal year 2006 yielding sale proceeds of $1.9 million.
Restructuring
The remainder of the charge recognized by the Company during the second quarter of fiscal year 2005 was for restructuring costs, which included employee termination costs principally for separation pay and benefit costs for the approximately 400 terminated employees, as well as other expenses which included primarily estimated contract termination costs. These expenses are expected to be paid through March 2006.
NOTE I — RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 for the quarter ended October 1, 2005. The adoption did not have any material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123(R) for the quarter ended October 1, 2005. The adoption did not have any material impact on the Company’s consolidated financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have an impact on the consolidated financial statements of the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Company, through its Delta Mills, Inc. operating subsidiary, sells a broad range of woven, finished apparel fabric primarily to branded apparel manufacturers and resellers, including Haggar Corp., the Wrangler® and Lee® labels of V.F. Corporation, Liz Claiborne, Inc., Levi Strauss or their respective subcontractors, and private label apparel manufacturers for J.C. Penney Company, Inc., Sears, Roebuck & Co., Wal-Mart Stores, Inc., and other retailers. Delta Mills also sells camouflage fabric and other fabrics to apparel manufacturers for their use in manufacturing apparel for the United States Department of Defense. We refer to this as our “government business” (however, Delta Mills itself has no direct contracts with the Department of Defense). Delta Mills represents the only business segment of the Company.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report, including Note B, in which we discuss certain circumstances that raise substantial doubt about the Company’s ability to continue as a going concern.
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
The following discussion contains various “forward-looking statements”. All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future are forward-looking statements. Examples are statements that concern future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. The words “estimate”, “project”, “forecast”, “anticipate”, “expect”, “intend”, “believe” and similar expressions, and discussions of strategy or intentions, are intended to identify forward-looking statements.
The forward-looking statements in this document are based on the Company’s expectations and are necessarily dependent upon assumptions, estimates and data that the Company believes are reasonable and accurate but may be incorrect, incomplete or imprecise. Forward-looking statements are also subject to a number of business risks and uncertainties, any of which could cause actual results to differ materially from those set forth in or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the risks and uncertainties listed below under "—Management Overview and Company Outlook — In Conclusion.”
Accordingly, any forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized. You should also review the other cautionary statements made in this quarterly report and in other reports and other documents the Company files with the Securities and Exchange Commission. All forward-looking statements attributable to us, or persons acting for us, are expressly qualified in their entirety by our cautionary statements.
The Company does not undertake publicly to update or revise the forward-looking statements even if it becomes clear that any projected results will not be realized.
Management Overview and Company Outlook
The Current Environment.
The current environment for the domestic textile industry is very fragile due to overcapacity in the U. S. coupled with the continued threat of imports. The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products, primarily from China, have surged in many categories in calendar year 2005. In August 2005, the Dominican Republic — Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, El Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). We do not anticipate that DR-CAFTA will have any significant impact on our business in the foreseeable future; however, it is too early to evaluate fully the effects of this new trade agreement.

Synthetics Business.
During fiscal year 2005 and into fiscal year 2006, our synthetics business continued to suffer from foreign imports, rising costs and declining sales prices. Because of these negative factors, we were unable to continue to justify the losses and corresponding working capital requirements associated with this business. Therefore, in August 2005, we announced our decision to exit this business in fiscal year 2006. We are currently in the process of completing all current customer order requirements and estimate that the production run-out will be completed late in this second fiscal quarter. With the completion of the production run-outs, the plant closings are expected to be completed by December 31, 2005, the end of our second quarter of fiscal year 2006. At the end of fiscal year 2005, we recorded a $4.7 million asset impairment charge and an equipment supply inventory write-down of $717,000. These were non-cash charges and were net of estimated proceeds of approximately $3.2 million from land, building and equipment sales. To date, we have land and equipment sales contracts totaling $2.6 million. These sales are expected to close by the end of the second fiscal quarter of 2006 (December 31, 2005). We expect to sell the remaining assets by the end of fiscal year 2006 (July 1, 2006). Based on current market interest in the remaining assets, we estimate that we will exceed our net carrying value of $3.2 million. We anticipate these proceeds will more than offset the cash restructuring costs of $2.8 million that we recorded in the quarter ended October 1, 2005. The cash costs are principally for severance and benefit costs associated with the plant closings. To date all aspects of this initiative have been orderly and on plan. Once completed we currently estimate a $10 million reduction in working capital requirements. With the completion of this initiative, we are positioning the company to focus on our two largest and strongest businesses: government and cotton twill (khaki).
Our Cotton Business.
Our cotton business that remains consists of two basic product lines: government and commercial cotton twill (khaki). The products for our khaki business and the products for our government business are both finished in the Delta #3 finishing facility using fabric woven in the Beattie weaving facility or acquired from outside sources. We sell our commercial fabrics to apparel manufacturers and resellers, which in turn sell primarily to branded apparel manufacturers, department stores and other retailers. We sell most of our government fabrics to apparel manufacturers that contract with the US Government to fulfill its requirements for military uniforms. Generally, our margins in the government business are greater than those in the khaki business. Because these two lines of product share common manufacturing equipment, manufacturing support services and administrative support services, we view our government and commercial cotton businesses as one business segment. The aggregate level of production for the two product lines combined influences the profitability of each line.
The level of both our government and our khaki businesses with many of our customers is dependent in part on their ability to obtain credit approval from our factor, GMAC. This requirement from time to time causes disruption in our order flow.
Our Commercial Cotton (Khaki) Business.
Our Khaki business revenue and margins improved over last year, reflecting the improvement in demand that surfaced in the last half of fiscal year 2005. This current activity level indicates that this business will likely stabilize in fiscal year 2006 at the fiscal year 2005 level. Even though this product category continues to be negatively affected by domestic overcapacity coupled with the increase in imports, especially from Asia, we believe that our customer base will continue to source some of their fabric requirements from the U.S., particularly for their replenishment programs, and we expect to continue to benefit as a major supplier. Our ability to provide quick response to customer needs and the logistical advantage associated with our manufacturing and marketing being located in North America are advantages that we will focus on to maintain our market share. Quality and timely delivery are critical elements to these success factors.
On September 2, 2005, one of our major customers, Haggar Corporation announced that it would be acquired by a partnership of private equity firms Infinity Associates LLC, Perseus LLC and Symphony Holding Ltd. The transaction is expected to close by the end of 2005. It is too early to tell what effect this move will have on our business; however, based on early indications, we do not expect the sale of Haggar to adversely affect our commercial cotton business.

Our Government Business.
Our government business is not import sensitive since current federal government policy requires U.S. sourcing of military fabrics and prohibits the use of fabric imports in the manufacture of military apparel. However, there have been other circumstances that continue to adversely impact an orderly flow of this business.
In our fiscal year 2005 annual report we stated that the transition to the new uniform has created disruption in the order flow and the timing of our government sales. The circumstances causing this disruption have improved but have not been completely resolved. The current situation is as follows:
1.	The transition to the new uniform has been problematic for all of our garment-manufacturing customers, causing some volatility in the order flow. The rate of production has improved but continues to be slower than expected.

2.	Our government business is significantly affected by the timing and amount of federal budget allocations to the procurement of military uniforms. Proposed allocations for the U.S. Government’s fiscal year beginning October 1, 2005 were consistent with our expectations and support our estimate that our government sales in fiscal year 2006 will remain at approximately the same high level as in fiscal year 2005. The timing for funding to move through the supply chain is uncertain; however, early indications are that production and sales rates will improve in our second fiscal quarter as compared to the first fiscal quarter.

3.	Funding shortages and the problems encountered by the garment manufacturers in fiscal year 2005 disrupted the government’s planned transition from the old battle dress uniform to the new one. Consequently, the government placed a stop work order on the old battle dress uniform in order to maintain manageable inventory levels. The government is accepting responsibility for the stop work order and is currently negotiating settlements with the various garment manufacturers with respect to their inventory and the inventory of their fabric suppliers. As a result of this settlement process, as of October 1, 2005, all of our finished fabric associated with the stop work order has been sold to the appropriate garment manufacturer and we do not anticipate any further impact from the stop work order.
Because some disruption still exists due to the circumstances described above, our total first quarter sales were negatively affected by the shortfall in government sales when compared to the same quarter last year as well as our previous quarter (fiscal year 2005 fourth quarter). However, the current outlook continues to be favorable for this business. We expect that the circumstances described above will continue to improve resulting in sales increases over the coming quarters that will reach approximately the same levels we experienced in fiscal year 2005, which were near historic highs. However, there can be no assurances this will occur.
First Quarter Fiscal Year 2006.
Net sales for the first quarter of fiscal year 2006 was $30.8 million or $4.7 million less than the first quarter of fiscal year 2005. The Company experienced a gross loss of $280,000 for the first quarter of fiscal year 2006 compared to a gross profit of $309,000 in the prior year first quarter. The decline in net sales occurred in our government and synthetics businesses and was somewhat offset by an increase in commercial cotton sales. The decline in gross profit was the result of the sales volume decline in the government business, our highest margin product line, partially offset by an improvement in operating costs resulting from our realignment plan. Also as a result of our realignment plan, selling, general and administrative expenses decreased $625,000 in the first fiscal quarter of fiscal year 2006 offsetting the decline in gross profit.
Operating loss for the first quarter of fiscal year 2006 was $5.2 million compared to a $2.4 million operating loss in the first quarter of fiscal year 2005. The impairment and restructuring charge of $2.8 million recorded in the first quarter of fiscal year 2006 was the primary reason for the increased operating loss.
Interest expense increased by $181,000 in the first quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2005. The increase in interest expense was primarily due to increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. Also contributing to the increase in interest expense was a higher outstanding balance on the Delta Mills credit facility.

During the first quarter, we maintained availability on our revolving credit facility, met our financial obligations and were in compliance with the minimum EBITDA level required by the September 30, 2005 amendment to our revolving credit agreement with GMAC.
The Termination of the Deferred Compensation Plan.
In August 2005, the Company announced that it was terminating its deferred compensation plan and paying out all plan account balances. The termination of the deferred compensation plan by the Board (with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Board’s Compensation Committee. By terminating the deferred compensation plan and paying the respective account balances to each participant (a total of approximately $3.4 million), the Company expects to retain certain of its key managers who are essential to the future of the Company. Under the deferred compensation plan the Company’s executive officers and certain senior and middle level management employees had been permitted to defer a portion of their compensation. Deferred compensation accounts were credited with interest and were distributable upon retirement, disability or employment termination. The Compensation Committee and the Board decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, had expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company expressed that a primary reason for their departure was that the deferred compensation plan had not been terminated earlier, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company’s employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period (eighteen months in the case of the executive officers and certain other employees). As of August 29, 2005, all employee participants had entered into such agreements. Consequently, the plan was terminated and account balances totaling approximately $3.4 million were paid to all participants. These payments were allowed under the August 9, 2005 amendment of the Delta Mills revolving credit facility as described below. We also had earlier distributed approximately $700,000 to one employee in connection with his voluntary termination of his employment after the end of fiscal year 2005 but before the Board decided to terminate the deferred compensation plan.
GMAC Amendment.
On August 9, 2005, the Company’s operating subsidiary, Delta Mills, Inc., entered into a waiver and amendment to its revolving credit agreement with GMAC Commercial Finance LLC. The credit facility amendment includes a waiver with respect to Delta Mills’ noncompliance with the minimum earnings before interest, taxes, depreciation and amortization (“EBITDA”) covenant for the fourth quarter ended July 2, 2005, allows for the payment of the deferred compensation participant account balances as described above, sets required minimum EBITDA levels for each quarter of fiscal year 2006 and provides that it will be an event of default if Delta Mills and GMAC do not enter into a written amendment setting EBITDA requirements for the remainder of the term of the credit facility. The amendment also provides for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and Delta Mills will owe a $30,000 fee for any calendar month in which Delta Mills uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.
On September 30, 2005, Delta Mills, Inc. entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to Delta Mills’ requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by Delta Mills’ independent registered public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of Delta Mills’ inventory within 45 days. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006. The appraisal has been provided. At the end of the first quarter of fiscal year 2006, we were in compliance with the minimum EBITDA level required by the September 30, 2005 amendment.

In Conclusion.
Our industry continues to operate in a fragile environment and there is no assurance that all of our problems are behind us; however, with our exit from the synthetics business and anticipated continued demand in the government and commercial cotton (khaki) business we believe that we have positioned the Company for an improved future.
We expect overcapacity of the domestic textile manufacturing base to continue to affect pricing, and we expect Asia to continue to disrupt the sourcing patterns of U.S. retailers and brands. It is too early to determine the impact of DR-CAFTA. We will continue to monitor the impact that this trade agreement may have on our business in the future. We remain diligent in our efforts to understand the globally competitive market place and to look within our Company in order to lower our costs and improve performance.
We believe that our best opportunity is to exit the synthetics business and to focus on our two largest businesses: government and cotton twill (khaki). However, we recognize the risks that continue to threaten the success of our future plans, which include, but are not limited to, the following:
•	As discussed in Note B to our consolidated financial statements in Item 1 above, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the availability established by Delta Mills’ revolving credit facility.
•	Delays or reductions in federal government funding for the purchase of military fabrics could reduce the running schedules, and hence the profitability, of our government business.
•	If the federal government were to change its policy respecting U.S. sourcing requirements for military fabrics and permit sourcing from foreign competitors with lower production costs, our government business would be materially adversely affected.
•	Changes in the retail demand for khaki products could reduce our apparel manufacturer customers’ demand for our commercial cotton products.
•	The continuation — or exacerbation — of adverse competitive conditions in the apparel and textile industries, particularly, but not limited to, continued pressure from foreign imports, primarily from China, and the high level of overcapacity in the domestic textile industry, could prevent us from returning to profitability.
•	Continued high energy costs and the associated effect on the U.S. economy reduce the profitability of our business by increasing our production costs and reducing retail demand for the apparel products of our commercial customers and therefore the demand for our commercial cotton products.
•	Material increases in the costs of yarn and greige fabric could adversely affect our business.
•	Because we compete with foreign textile companies, increases in the strength of the U.S. dollar against the currencies of our foreign competitors (which reduce the price for their goods compared to ours) would generally impair our competitive position.
•	Changes in U.S. and international trade regulations, including without limitation the end of quotas on textile and apparel products among WTO member states in January 2005 have had a significant adverse impact on our competitive position. The effect on us of the Dominican Republic — Central American U.S. Free Trade Agreement (DR-CAFTA), which will eliminate duties on apparel coming from DR-CAFTA member states, remains to be seen. Further changes in trade regulations could adversely impact our competitive position and profitability.
•	The success of our 2006 Business Plan is dependent on predictable plant operating schedules supported by timely customer orders in both commercial and government product lines.
•	We have relied on waivers and amendments from Delta Mills’ credit facility lender, GMAC, in order to be in compliance with the credit facility covenants. Were GMAC to refuse to waive or cure by amendment any future default and accelerate the credit facility, our ability to refinance the debt would be doubtful. If GMAC were to accelerate the credit facility in an event of default, holders of Delta Mills Senior Notes or the indenture trustee could also accelerate the Senior Notes.
•	The outstanding $30,941,000 principal balance of Delta Mills’ 9.625% Senior Notes is due in August 2007. Our revolving credit facility matures in March 2007. We will need to refinance both of these obligations prior to March 2007 in order to be able to continue operations. We believe that any such refinancing will require, among other things, successful implementation of our 2006 Business Plan, an improvement in demand for our products and a significant improvement in our operating results. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that these necessary conditions will occur in a timely fashion or at all.
•	Our ability to borrow under Delta Mills’ revolving credit facility is based primarily on a formula under which Delta Mills may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, Delta Mills may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.
•	We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.
•	We believe that the success of our business depends on our ability to retain employees in the face of continued pressures in the industry, and there can be no assurance that we will be able to do so.
•	The impact of natural disasters such as hurricanes, acts of terrorism and other instances of “Force Majeure” could have unforeseen adverse impacts on our business and financial condition.
•	Projecting the costs related to the closing of our synthetics business is inherently uncertain. If the actual costs substantially exceed our projections, we may not be able to meet the targets in our 2006 Business Plan or comply with the financial covenants under Delta Mills’ credit facility.
•	The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.
•	We may not be able to resolve the North Carolina assessment of state corporate income and franchise taxes described below under “Liquidity and Sources of Capital — Other Matters” in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.

Results of Operations
First Quarter of Fiscal Year 2006 Versus First Quarter of Fiscal Year 2005
The following table summarizes the Company’s results for the first quarter of Fiscal Year 2006 versus the first quarter of Fiscal Year 2005. All numbers are in thousands except percentages and loss per share.

	Three Months	Three Months
	Ended	Ended	Increase/ (Decrease)
	October 1, 2005	October 2, 2004	From 2005 to 2006
Net Sales	$30,771	$35,440	$(4,669)
% of Net Sales	100.00%	100.00%

Gross Profit (Loss)	(280)	309	(589)
% of Net Sales	(0.91)%	0.87%

Selling, General and Administrative Expenses	2,122	2,747	(625)
% of Net Sales	6.90%	7.75%

Impairment and Restructuring Expenses	2,828	0	2,828

Other Income	62	36	26

Operating Loss	(5,168)	(2,402)	(2,766)
% of Net Sales	(16.80)%	(6.78)%

Interest Expense	(1,475)	(1,294)	181
% of Net Sales	(4.79)%	(3.65)%

Loss Before Income Taxes	(6,643)	(3,696)	(2,947)
% of Net Sales	(21.59)%	(10.43)%

Income Tax Benefit	0	0	0
% of Net Sales	0.00%	0.00%

Net Loss	$(6,643)	$(3,696)	(2,947)
% of Net Sales	(21.59)%	(10.43)%

Net Loss per share	$(1.11)	$(0.62)	(0.49)

Order Backlog	$47,625	$47,142	483

Net Sales:
The 13.2% decrease in net sales was the result of a 3.4% increase in unit sales more than offset by a 16.1% decline in average sales price. The increase in unit sales was primarily due to an increase in the Company’s commercial cotton products brought on by higher demand from our major customers. This increase in unit sales was somewhat offset by declines in unit sales of the Company’s government and commercial synthetics businesses. The increase in unit sales of commercial cotton products, which is the Company’s lowest price product category, combined with the decline in government business, which is the Company’s highest priced product category, accounted for the majority of the average sales price decline.
Gross Profit (Loss):
The decline in gross profit was primarily due to a decline in sales volume in the government business. Also contributing to the decline in gross profit were increased energy costs as well as increased raw material costs, including certain chemicals used in dyeing and finishing. These factors were somewhat offset by the cost reductions associated with the Company’s 2005 realignment plan.
Selling, General and Administrative Expenses:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the 2005 realignment plan.
Impairment and Restructuring Expenses:
Restructuring and impairment expenses in the current year quarter are primarily severance and benefit costs associated with the Company’s exit from the Synthetics business.
Operating Loss:
The increase in the operating loss was primarily the result of the items discussed above.
Interest Expense:
The average interest rate on Delta Mills’ credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. Also contributing to the increase in interest expense was a higher outstanding balance on the Delta Mills credit facility. The average interest rate on the revolving credit facility was 4.84% as of October 2, 2004, compared to an average interest rate of 8.86% as of October 1, 2005.
Income Tax Benefit:
The Company’s net deferred tax assets at October 1, 2005 and October 2, 2004 are reduced by valuation allowances. As a result of the Company’s having provided these valuation allowances for any income tax benefit that would result from the application of a statutory tax rate to the Company’s net operating losses, no significant income tax benefit was recognized in the first quarter of either the current or prior year.
Net Loss:
The increase in the net loss for the first quarter of fiscal year 2006 compared to the comparable 2005 period was primarily due to the increase in impairment and restructuring expenses described above.

Order Backlog:
The increase in the order backlog was primarily due to an increase in the demand for the Company’s commercial cotton products, somewhat offset by decreases in the demand for fabrics in our government and synthetics businesses.
Over the last several years many of the Company’s commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.
Liquidity and Sources of Capital
Liquidity. Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the Company’s entry into the August 2005 and September 2005 amendments to the GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company’s operations and funds available under Delta Mills’ credit facility should be sufficient to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures for the next twelve months. This belief by management is dependent on the validity of several assumptions that underpin the Company’s internal forecasts. These assumptions include:
6.	Government business:
•	revenues remaining at the fiscal year 2005 level for fiscal year 2006 and beyond

•	minimum disruption from the problems associated with the transition to the new uniform as discussed in “Management Overview and Company Outlook — Our Government Business.”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or the costs of recovering from recent hurricanes and other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC
7.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
8.	Exit of the synthetics business:
•	an orderly production flow to complete all commitments to our synthetics customers

•	minimum negative run-out costs

•	minimum inventory write-downs

•	the collection of substantially all of the associated accounts receivable
9.	Payment terms required by our principal vendors and suppliers do not become materially more stringent.

10.	The North Carolina assessment of state corporate income and franchise taxes described below under “Liquidity and Sources of Capita — Other Matters” is resolved in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.
The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described above under “Management Overview and Company Outlook—In Conclusion” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under Delta Mills’ revolving credit agreement, particularly following the February 28, 2006 expiration of the $3.0 million supplemental credit line provided by GMAC. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our GMAC revolving credit agreement provide minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not improve as we anticipate. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that

GMAC is well-collateralized. Therefore, we believe that there is a likelihood that GMAC would grant additional waivers or amendments; however, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would likely be in substantial doubt.
Sources and Uses of Cash. The Company’s primary sources of liquidity are cash flows from operations and Delta Mills’ revolving credit facility with GMAC. In the three months ended October 1, 2005, the Company used $2.3 million in cash from operating activities principally as the result of the $6.6 million net loss discussed above, net of $1.2 million in depreciation and amortization expense and $2.8 million of impairment and restructuring expense. The changes in operating assets and liabilities were principally the result of decreases of $5.5 million in accounts receivable due primarily to lower sales in the quarter ended October 1, 2005 as compared to the quarter ended July 2, 2005, somewhat offset by a decrease of $1.7 million in accounts payable due primarily to a decline in manufacturing volume. Also reflected in the cash used in operating activities is the payment of $4.2 million in deferred compensation, as discussed above under the caption “Termination of Deferred Compensation Plan”.
Availability on the revolving credit facility was $4.7 million at October 1, 2005. Delta Mills was in compliance with the revolving credit facility’s financial covenant, as amended, at October 1, 2005. On August 8, 2005, the Board approved termination of the Company’s deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate was paid out in August 2005) and an amendment to Delta Mills’ revolving credit agreement, which was entered into on August 9, 2005. The credit facility amendment includes a waiver with respect to Delta Mills’ noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, allows for the payment of the deferred compensation participant account balances, sets required minimum EBITDA levels for each quarter of fiscal year 2006, and provides that it will constitute an event of default if Delta Mills and its lender fail to agree to minimum EBITDA levels for the remainder of the term of the revolving credit facility. The GMAC amendment also provides for a $3.0 million supplement to the allowed asset-based availability. The supplement is available through February of 2006, and Delta Mills will owe a $30,000 fee for any calendar month in which Delta Mills uses, on more than three days, all or part of this supplemental amount. The amendment also increased the applicable margin on Eurodollar loans from 3% to 4%.
On September 30, 2005, Delta Mills, Inc. entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to Delta Mills’ requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by Delta Mills’ independent registered public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of Delta Mills’ inventory within 45 days, which has been provided. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.
On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The majority of the $6.4 million in capital expenditures for fiscal year 2003 were for this project. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The majority of the $5.1 million in capital expenditures for fiscal year 2004 were for this project. With the completion of phases one and two of this modernization plan, the Company is positioned to provide long-term support for its government business and long-term support for an improved quality product for its commercial cotton business. The third phase consists of the installation of a new dye range that will be designed for wide fabric finishing. The third phase, previously scheduled to start during the third and fourth quarters of fiscal year 2005, was deferred due to operating cash requirements.. The completion of phase three will further enhance the Company’s ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry. The Company has not yet determined the exact timing of the implementation of phase three.
Delta Mills’ 9.625% Senior Notes. On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At October 1, 2005, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.

The GMAC Revolving Credit Facility. Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount is increased by a $3.0 million “supplemental amount” as described more fully in the first bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 8.86% at October 1, 2005 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $29.1 million and $28.4 million as of October 1, 2005 and July 2, 2005, respectively. As of October 1, 2005, the revolver availability was approximately $4.7 million including the $3.0 million supplemental amount, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million.
The GMAC credit facility has a financial covenant that requires Delta Mills to achieve minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) at each fiscal quarter end. During the fiscal quarter ended October 1, 2005, the credit facility was amended, or Delta Mills received waivers, as described below.
•	On August 9, 2005, Delta Mills and GMAC entered into a waiver and amendment that (i) waived Delta Mills’ noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allows for the payout of deferred compensation plan participant account balances, (iii) sets required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provides that it will be an event of default if Delta Mills and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provides for a $3.0 million supplement to the allowed asset-based availability that is available through February of 2006 (Delta Mills will owe a $30,000 fee for any calendar month in which Delta Mills uses, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

•	On September 30, 2005, Delta Mills, Inc. entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment includes a waiver with respect to Delta Mills’ requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by Delta Mills’ independent registered public accounting firm and sets new required minimum EBITDA levels for each quarter of fiscal year 2006 and increases the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC required an appraisal of Delta Mills’ inventory within 45 days, which has been provided. The Company believes that GMAC will use this appraisal, among other matters, to determine whether to extend the $3.0 million supplemental line beyond February 2006.
Restrictive Covenants. The Delta Mills’ credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills’ 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. subject to compliance with the same conditions. At October 1, 2005, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside Industries, Inc.. During the quarters ended October 1, 2005 and October 2, 2004, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc..
Cross-Default Clause in the Indenture. The indenture for Delta Mills’ Senior Notes provides that it is an event of default under the indenture if Delta Mills defaults in the payment of principal or interest at final stated maturity (as defined in the indenture), or otherwise defaults resulting in acceleration, of other indebtedness aggregating $5.0 million or more. Either the indenture trustee or holders of 25% or more in principal amount of the Senior Notes may accelerate the Senior Notes in an event of default under the indenture. There have been several defaults under the Delta Mills revolving credit facility; however, in each case to date, the lender has either waived the default or entered into an amendment to cure the default. If there is a future default under the Delta Mills revolving credit facility, which the Company cannot cure or which the lender declines to waive or cure by amendment, holders of the

Senior Notes or the indenture trustee could, under the circumstances described in the indenture, accelerate the Senior Notes.
Need for Refinancing by 2007. Our revolving credit facility with GMAC matures in March 2007, and the Senior Notes mature in August 2007. We will need to refinance both of these obligations before March 2007 in order to be able to continue operations. We believe that any such refinancing will require, among other things, successful implementation of our 2006 Business Plan, an improvement in demand for our products and a significant improvement in our operating results. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that these necessary conditions will occur in a timely fashion or at all. If they do not occur, we will likely be required to explore alternatives to a full refinancing of our Senior Notes, such as seeking amendments to the terms of our Senior Notes, offering the Senior Note holders the opportunity to exchange their Senior Notes for other debt and/or equity securities, a restructuring of our debt, selling or otherwise disposing of our assets or some other transaction or combination of these transactions.
Other Matters. The Company assigns a substantial portion of its trade accounts receivable to GMAC Commercial Finance LLC (in its capacity as factor, the “Factor”) under a factor agreement. The assignment of these receivables is primarily without recourse, provided that customer orders are approved by the Factor prior to shipment of goods, up to a maximum for each individual account. The assigned trade accounts receivable are recorded on the Company’s books at full value and represent amounts due the Company from the Factor. There are no advances from the Factor against the assigned receivables. All factoring fees are recorded on the Company’s books as incurred as a part of selling, general and administrative expenses.
Due to the closing of the yarn manufacturing operations at our Beattie plant, the Company no longer purchases cotton. Instead, it now enters into agreements to purchase all of its cotton yarn from third party vendors. At October 1, 2005, minimum payments under these agreements with non-cancelable terms were approximately $17 million. These contracts are expected to satisfy a portion of the Company’s fiscal year 2006 cotton yarn requirements.
During 1998, Delta Woodside Industries, Inc. received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 — 1997 tax years of a prior subsidiary of Delta Woodside Industries, Inc. that merged into Delta Woodside Industries, Inc. in 2000. The total assessment proposed by the State amounted to $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In November 2002, the State proposed a settlement in which Delta Woodside would have paid approximately 90% of the assessed amount plus a portion of certain penalties for the prior subsidiary’s tax years 1994 — 2000. Delta Woodside declined to settle on that basis. In January, 2005, the North Carolina Department of Revenue (the Department) notified Delta Woodside that the North Carolina Court of Appeals unanimously upheld the Department’s assessment of corporate income and franchise tax against A&F Trademark and eight other holding company subsidiaries of the Limited Stores, Inc. (the “Limited Stores Case”), ruling that the trademark holding companies were doing business in the state of North Carolina for corporate income tax purposes. As a result of the Limited Stores Case ruling, the Department established a temporary Voluntary Compliance Program (the “Program”) pursuant to which Delta Woodside could pay the assessment amount for the prior subsidiary’s 1994 — 1997 tax years plus interest for a total of approximately $1.4 million. Under the Program, the Department would waive all penalties provided that Delta Woodside paid the tax and interest and waived all rights to a refund. Delta Woodside decided not to participate in the Program. The North Carolina Supreme Court has upheld the Department’s position in the Limited Stores Case, and the U.S. Supreme Court has declined to review the decision. The Department has informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside has determined to continue with its appeal. The Company believes that, as of October 1, 2005, the maximum amount that the Department could seek to collect from Delta Woodside for the prior subsidiary’s tax years 1994-2000 is approximately $2.4 million. The Company considers all exposures in determining probable amounts of payment and has determined that any likely settlement will not exceed established reserves; therefore, any payment in settlement of this matter is not expected to result in a material impact on the Company’s financial position as stated on its consolidated balance sheet or results of operations. However, Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.

CRITICAL ACCOUNTING POLICIES
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially lead to materially different results under different assumptions and conditions.
Impairment of Long — Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of by sale are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.
In estimating the future undiscounted cash flows expected to be generated by long-lived assets to be held and used, major assumptions and estimates include expected period of operation, projected future product pricing, future raw material costs and market supply and demand. Changes in any of these estimates and assumptions could have a material effect on the estimated future cash flows to be generated by the Company’s assets. With the deterioration of the competitive conditions in the textile industry, we have had changes in these estimates and assumptions based on strategic changes in management’s plan of operations, including the planned closure and sale of five facilities: Furman, Catawba, Estes, Pamplico and Delta 2. As management planned for closure of each of these facilities, it was necessary to first analyze held-for-use or held-for sale status of the assets and project future cash flows accordingly. These changes in assumptions have resulted in asset impairment charges in each of the last three fiscal years. These assumptions could change in the future. Estimates of future cash flows and asset selling prices are inherently uncertain. Different estimates could result in materially different carrying amounts.
For example, when management decided to close the Furman plant in fiscal year 2002, an $8.2 million impairment charge was recognized reducing the carrying amount of this asset (including equipment) from $12.1 million to $3.9 million. When the Company entered into a contract to sell the Furman Plant real property in August 2004, the sales price, net of selling costs, was approximately $847,000 less than the then carrying amount resulting in an additional impairment charge of $847,000. The Furman plant real property was ultimately sold in August 2005 under a subsequent contract for net proceeds of approximately $1.9 million. As another example, when the Company announced its 2005 Realignment Plan in November 2004, it estimated that its non-cash impairment charge would range from $5.0 to $8.0 million. The Company revised this estimate upward in its Form 10-Q for the first quarter of fiscal year 2005; however, the Company subsequently contracted to sell its facilities at more favorable sales prices for certain of its property, plant and equipment than it had initially expected, and the actual impairment charge was $3.8 million.
In the fourth quarter of fiscal year 2005, the Company recorded an impairment charge of $4,727,000 to reduce the carrying amount of the Pamplico and Delta 2 plants. The valuation of these assets was derived from management’s estimates based on recent experience in selling similar assets. There can be no assurance that these numbers will represent the final charges until the consummation of the sales of these assets, which is expected to occur during fiscal year 2006.
Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of October 1, 2005 and July 2, 2005, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.
The Company evaluates on a regular basis the realizability of its deferred tax assets for each taxable jurisdiction. In making this assessment, management considers whether it is more likely than not that some portion or all of its deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers all available evidence, both positive and negative, in making this assessment. The Company’s pre-tax operating losses in each of fiscal years 2005, 2004 and 2003 represent negative evidence, which is difficult to overcome under SFAS 109, with respect to the realizability of the Company’s deferred tax assets.
The Company’s net deferred tax assets at October 1, 2005 and July 2, 2005 are reduced by valuation allowances. As a result of the Company’s having provided these valuation allowances for any income tax (benefit) that would result from the application of a statutory tax rate to the Company’s net operating losses, no material income tax (benefit) has been recognized in the first three months of fiscal year 2006.
If the body of evidence considered by management in determining the valuation allowance, including the generation of pre-tax income, were to improve, the Company would consider reversal of the valuation allowance and record a net deferred tax asset on its consolidated balance sheet, resulting in tax benefit on its consolidated statement of operations for the period in which the reversal occurs.
In addition, management monitors and assesses the need to change estimates with respect to tax exposure reserve items, resulting in income tax expense increases or decreases occurring in the period of changes in estimates.
Inventories: Inventories are valued at the lower of FIFO cost or market. Management regularly reviews inventory quantities on hand and records a provision for off quality, excess or otherwise obsolete inventory based primarily on our historical selling prices for these products. If actual market conditions are less favorable than those projected, or if liquidation of the inventory is more difficult than anticipated, additional inventory write-downs may be required.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. This statement amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” and removes the “so abnormal” criterion that under certain circumstances could have led to the capitalization of these items. SFAS No. 151 requires that idle facility expense, excess spoilage, double freight and rehandling costs be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. SFAS No. 151 also requires that allocation of fixed production overhead expenses to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for all fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 for the quarter ended October 1, 2005. The adoption did not have any material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123(R) for the quarter ended October 1, 2005. The adoption did not have any material impact on the Company’s consolidated financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”). FIN 47 clarifies the term “conditional” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Interpretation refers to a legal obligation to perform an asset retirement activity even if the timing and/or settlement is conditional on a future event that may or may not be within the control of an entity. Accordingly, the entity must record a liability for the conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 and is not expected to have an impact on the consolidated financial statements of the Company.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
In prior years, as a part of the Company’s business of converting fiber to finished fabric, the Company made raw cotton purchase commitments and then fixed prices with cotton merchants who buy from producers and sell to textile manufacturers. As part of the 2005 Realignment Plan, the Company ceased internal production of cotton yarns and no longer purchases raw cotton. In fiscal year 2005, the Company began to enter into cotton yarn purchase commitments and then fix prices with the yarn vendors. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in raw cotton price movement can result in unfavorable pricing of cotton yarn for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect raw cotton and cotton yarn prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton yarn commitments in the industry in general. The Company believes that currently its market risk sensitivity with respect to cotton yarn is qualitatively similar to its market risk sensitivity with respect to raw cotton before it discontinued its cotton yarn manufacturing operations and that the market effects of changes in raw cotton prices generally “pass through” cotton yarn manufacturers to similarly affect cotton yarn prices. At October 1, 2005, a 10% decline in the market price of the cotton component of yarn covered by the Company’s fixed price contracts would have a negative impact of approximately $0.9 million on the value of the contracts. At July 2, 2005, a 10% decline in the market price of the Company’s fixed price contracts would have had a negative impact of approximately $0.9 million on the value of the contracts.
Interest Rate Sensitivity
Delta Mills’ revolving credit facility with GMAC is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of October 1, 2005, an increase in the interest rate of 1% would have a negative impact of approximately $291,000 on annual interest expense (assuming for illustrative purposes only that interest rates and the amount outstanding remain constant). Similarly, as of July 2, 2005, an increase in the interest rate of 1% would have had a negative impact of approximately $284,000 on annual interest expense. The increase in the negative impact is due to the higher level of borrowings under the revolving credit facility at October 1, 2005 compared to July 2, 2005.
An interest rate change would not impact the Company’s cash flows on the fixed rate ten-year Senior Notes.
Item 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of October 1, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
Changes in Internal Controls
During the quarter ended January 1, 2005, as part of the Company’s Realignment Plan, staffing reductions were made throughout the Company. These reductions affected all functional areas, including accounting, procurement, information technology and administrative staff at the corporate and facility level. As a result of these staffing reductions, certain duty segregations and detail review controls previously in place are no longer possible. Although we have developed and implemented higher level review controls and other controls that we believe are adequate, there can be no assurance that the staffing reductions will not materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information in Note E to the financial statements is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 30, 2005, the Company issued a total of 18,045 shares of common stock to its five non-employee directors as part of each director’s regular annual compensation. Each non-employee director was issued 3,609 shares, the value of which was approximately $3,068 at the September 30, 2005 closing price of $0.85 per share. The Company believes the issuance of these shares is exempt from registration pursuant to section 4(2) of the Securities Act as an issuance not constituting a public offering because of the small number of offerees and the nature of the offerees.
Item 3. Defaults upon Senior Securities (not applicable)
Item 4. Submission of Matters to a Vote of Security Holders
The following summarizes the votes at the Annual Meeting of the Company’s shareholders held on November 1, 2005.

					Broker
	For	Against	Withheld	Abstentions	Non-Votes
Election of Directors
W.F. Garrett	5,470,244		143,657
J.P. Danahy	5,460,032		153,869
C.C. Guy	5,462,641		151,260
M.R. Harmon	5,494.732		119,169
M. Lennon	5,448,536		165,365
E.E. Maddrey, II	5,428,735		185,166
B.A. Mickel	5,459,079		154,822

Ratification of Appointment of KPMG LLP as Independent Registered Public Accounting Firm for Fiscal year 2006	5,512,632	99,116		2,153	0
Item 5. Other Information (not applicable)
Item 6. Exhibits
Listing of Exhibits
4.3.1.12	Waiver and Amendments dated August 9, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.: Incorporated by reference to Exhibit 4.3.1.12 to the Company’s Current Report on Form 8-K dated August 8, 2005.

4.3.1.13	Waiver and Amendments dated September 30, 2005 to Revolving Credit and Security Agreement dated March 31, 2000 by and between GMAC Commercial Finance LLC, as lender and agent, and Delta Mills, Inc.: Incorporated by reference to Exhibit 4.3.1.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

10.1.3**	Form of Termination of Deferred Compensation Arrangement Agreement between Delta Woodside Industries, Inc., Delta Mills, Inc., Delta Mills Marketing, Inc. and Employee Participants in the Deferred Compensation Plan including schedule of terms for executive officers of the Company: Incorporated by reference to Exhibit 10.1.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delta Woodside Industries, Inc.
(Registrant)

Date November 15, 2005	By:	/s/ W. H. Hardman, Jr.

W.H. Hardman, Jr.
Chief Financial Officer