Form 10-Q
period 2006-04-01
DELTA WOODSIDE INDUSTRIES INC /SC/
filed 2006-05-16
CIK 806624

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Common Stock, $.01 Par Value — 6,030,027 shares as of May 15, 2006

DELTA WOODSIDE INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands, Except Share Data)

	April 1, 2006	July 2, 2005
ASSETS
CURRENT ASSETS
Cash	$370	$382
Accounts receivable:
Factor	27,214	37,039
Less allowances for returns	121	101

	27,093	36,938

Inventories:
Finished goods	3,287	10,004
Work in process	16,923	19,507
Raw materials and supplies	4,918	5,797

	25,128	35,308

Deferred income taxes	300	552
Other assets	777	1,389

TOTAL CURRENT ASSETS	53,668	74,569

ASSETS HELD FOR SALE	584	1,900

PROPERTY, PLANT AND EQUIPMENT, at cost	87,178	128,830
Less accumulated depreciation	52,610	87,969

	34,568	40,861

DEFERRED LOAN COSTS AND OTHER ASSETS	154	237

	$88,974	$117,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade accounts payable	$7,250	$7,269
Outstanding checks payable	1,315	1,299
Revolving credit facility	16,225	28,444
Accrued employee compensation	600	4,784
Accrued income taxes payable	343	2,392
Accrued restructuring expenses	2,580	1,054
Accrued and sundry liabilities	3,485	4,843

TOTAL CURRENT LIABILITIES	31,798	50,085
LONG-TERM DEBT	30,941	30,941
NON-CURRENT DEFERRED INCOME TAXES	300	552

TOTAL LIABILITIES	63,039	81,578
SHAREHOLDERS’ EQUITY
Common Stock — par value $0.01 a share — authorized 50,000,000 shares, issued and outstanding 6,030,027 shares at April 1, 2006 and 6,015,182 shares at July 2, 2005	60	60
Additional paid-in capital	87,147	87,132
Accumulated deficit	(61,272)	(51,203)

TOTAL SHAREHOLDERS’ EQUITY	25,935	35,989
COMMITMENTS AND CONTINGENCIES

	$88,974	$117,567

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Delta Woodside Industries, Inc.
(In Thousands, except per share data)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
Net sales	$32,659	$40,064	$100,193	$114,814

Cost of goods sold	31,306	40,192	98,964	116,058

GROSS PROFIT (LOSS)	1,353	(128)	1,229	(1,244)

Selling, general and administrative expenses	2,353	2,423	6,566	7,804
Impairment and restructuring expenses	—	—	2,828	7,350
Other operating income	70	321	208	382

OPERATING LOSS	(930)	(2,230)	(7,957)	(16,016)

Interest expense	(1,219)	(1,352)	(4,161)	(3,909)
Gain on extinguishment of debt	—	500	—	500

LOSS BEFORE INCOME TAXES	(2,149)	(3,082)	(12,118)	(19,425)
Income tax benefit	(2,049)	—	(2,049)	—

NET LOSS	$(100)	$(3,082)	$(10,069)	$(19,425)

Basic and diluted loss per share	$(0.02)	$(0.52)	$(1.68)	$(3.27)

Weighted average shares outstanding	5,998	5,962	5,992	5,944

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Delta Woodside Industries, Inc.
(In thousands)

	Nine Months Ended	Nine Months Ended
	April 1, 2006	April 2, 2005
OPERATING ACTIVITIES
Net loss	$(10,069)	$(19,425)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,642	6,030
Amortization	83	83
Impairment and restructuring expense	2,828	7,350
Gain on early retirement of debt		(500)
Gains on disposition of property and equipment	(60)	(245)
Stock-based compensation expense	19	44
Deferred compensation	(4,239)	(527)
Changes in operating assets and liabilities	15,958	(5,180)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8,162	(12,370)

INVESTING ACTIVITIES
Property, plant and equipment:
Purchases	(610)	(364)
Proceeds of dispositions	4,639	6,202

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,029	5,838

FINANCING ACTIVITIES
Proceeds from revolving lines of credit	102,190	129,579
Repayments on revolving lines of credit	(114,409)	(123,083)
Changes in outstanding checks payable	16
Repurchase and retirement of long-term debt		(500)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,203)	5,996

DECREASE IN CASH	(12)	(536)

Cash at beginning of period	382	746

CASH AT END OF PERIOD	$370	$210

See notes to condensed consolidated financial statements.

DELTA WOODSIDE INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A—BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Delta Woodside Industries, Inc. and subsidiaries (“the Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending July 1, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended July 2, 2005.
Certain prior-year amounts have been reclassified to conform to fiscal year 2006 presentation. These reclassifications had no impact on previously reported net losses or stockholders’ equity. Specifically, outstanding checks to vendors and employees which had been mailed but not yet presented to our bank for payment were previously reported under the captions of “Accounts payable” and “Accrued employee compensation”, respectively, in our Condensed Consolidated Balance Sheets. These items are currently reported under the caption of “Outstanding checks payable”. The change in this account balance is currently reported as a financing activity on the Condensed Consolidated Statement of Cash Flows for the nine months ended April 1, 2006.
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
NOTE B- LIQUIDITY, REVOLVING CREDIT FACILITY AND LONG-TERM DEBT
LIQUIDITY: Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the existing GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company’s operations and funds available under the existing GMAC revolving credit agreement should be sufficient to service the Company’s debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures through March 30, 2007. This belief by management is dependent on the validity of several assumptions that underpin the Company’s internal forecasts. These assumptions include:
1.	Government business:
•	revenues remaining at approximately the fiscal year 2006 level for fiscal year 2007 and beyond

•	minimal disruption in order flow from the factors discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management Overview and Company Outlook – Our Government Business”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC
2.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
3.	Payment terms required by our principal vendors and suppliers do not become materially more stringent

4.	The North Carolina assessment of state corporate income and franchise taxes described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Sources of Capital — Other Matters” is resolved in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.

The Company’s existing GMAC revolving credit agreement matures on March 31, 2007, and Delta Mills’ 9.625% Senior Notes mature on September 1, 2007. As described below in this Note B, on April 17, 2006, Delta Mills commenced a tender offer for the Senior Notes and a solicitation of consents to amendments to the Indenture pertaining to the Senior Notes, and the Company expects that Delta Mills will enter into a new amendment to the GMAC revolving credit agreement as described below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview and Company Outlook – Strategic Planning” (which we refer to as the “New Credit Facility”). Management believes that the Company will have sufficient liquidity and capital resources to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures beyond March 30, 2007 if:
1.	the foregoing assumptions remain valid;

2.	Delta Mills enters into the New Credit Facility or a substantially similar extension, renewal or refinancing of the existing GMAC revolving credit agreement; and

3.	with respect to the tender offer:
•	The tender offer results in the acquisition by Delta Mills of all of the outstanding Notes; or

•	A majority of the outstanding Notes are tendered and purchased by Delta Mills pursuant to the tender offer, the necessary Consents to amend the Senior Notes indenture are received, and Delta Mills is able to purchase the remaining outstanding Notes at a substantial discount prior to March 31, 2007; or

•	If the tender offer and consent solicitation are not successful, Delta Mills is able to purchase the outstanding Notes at a substantial discount prior to March 31, 2007.
The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Management Overview and Company Outlook” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under either Delta Mills’ existing GMAC revolving credit agreement or the New Credit Facility. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our existing GMAC revolving credit agreement provide, and the expected covenants in the proposed New Credit Facility are likely to provide, minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not meet these covenant requirements. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. However, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would be in substantial doubt.
LONG-TERM DEBT AND REVOLVING CREDIT FACILITY: On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature on September 1, 2007. At April 1, 2006, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.
On April 17, 2006, the Company’s wholly-owned subsidiary Delta Mills commenced a tender offer to acquire all of the outstanding Senior Notes and a simultaneous solicitation of consents of holders of a majority in aggregate principal amount of the outstanding Senior Notes to amendments to the Indenture governing the Senior Notes to delete or amend certain covenants and related definitions and events of default relating to the incurrence of indebtedness, liens and asset sales. The offer and consent solicitation is currently set to expire on Friday, May 26, 2006, but may be extended by Delta Mills. The total consideration is $270 per $1,000 of principal amount of Senior Notes (which includes an offer price of $260 per $1,000 of principal amount and a consent fee of $10 per $1,000 of principal amount) plus accrued and unpaid interest on the principal amount of tendered notes. The offer and the solicitation are subject to the satisfaction of certain conditions, including the receipt of consents to the Indenture amendments from holders of at least a majority in aggregate principal amount of the outstanding notes ($15,471,000), entry into the New Credit Facility and other conditions, all of which are waivable by Delta Mills. Holders may not tender notes without also giving their consent to the proposed Indenture amendments, and holders may not revoke consents without withdrawing any previously tendered notes to which the consents relate. Delta Mills’ Offer to Purchase and Consent Solicitation dated April 17, 2006 is attached as Exhibit 99.1 to the Company’s Form 8-K dated March 29, 2006 and filed with the SEC on April 17, 2006 and is incorporated herein by reference.

Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. Through February 2006, the formula amount was increased by a $3.0 million “supplemental amount” as described more fully in the first bullet point below. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 9.826% at April 1, 2006 and is based on a spread over either LIBOR or a base rate. Borrowings under this facility were $16.2 million and $28.4 million as of April 1, 2006 and July 2, 2005, respectively. As of April 1, 2006, the revolver availability was approximately $5.3 million, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million. As of April 1, 2006, Delta Mills was in compliance with the credit facility’s covenants, as previously amended.
The GMAC credit facility has a financial covenant that requires Delta Mills to achieve specified minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) measured at each fiscal quarter end for the four quarters then ended. During the fiscal quarter ended October 1, 2005, the credit facility was amended, and Delta Mills received waivers, as described below.
•	On August 9, 2005, Delta Mills entered into a waiver and amendment that (i) waived Delta Mills’ noncompliance with the minimum EBITDA covenant for the fourth quarter ended July 2, 2005, (ii) allowed for the payout of deferred compensation plan participant account balances, (iii) set required minimum EBITDA levels for each quarter of fiscal year 2006, (iv) provided that it will be an event of default if Delta Mills and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility, (v) provided for a $3.0 million supplement to the allowed asset-based availability that was available through February of 2006 (Delta Mills would owe a $30,000 fee for any calendar month in which Delta Mills used, on more than three days, all or part of this supplemental amount) and (vi) increased the applicable margin on Eurodollar loans from 3% to 4%.

•	On September 30, 2005, Delta Mills, Inc. entered into a further waiver and amendment to its revolving credit agreement with GMAC. The credit facility amendment included a waiver with respect to Delta Mills’ requirement to provide financial statements for the fiscal year ended July 2, 2005 reported on without qualification by Delta Mills’ independent registered public accounting firm, set new required minimum EBITDA levels for each quarter of fiscal year 2006 and increased the applicable margin on Eurodollar loans from 4% to 5% and the applicable margin on prime rate loans from 0.75% to 2.75%. GMAC also required an appraisal of Delta Mills’ inventory within 45 days, which was provided.
The Delta Mills credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills’ 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. subject to compliance with the same conditions. At April 1, 2006, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside Industries, Inc. During the fiscal year ended July 2, 2005 and the nine month period ended April 1, 2006, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.
The Company expects Delta Mills to enter into the New Credit Facility prior to or simultaneously with consummation of the tender offer and consent solicitation described above, and consummation of the tender offer and consent solicitation is contingent upon Delta Mills’ entry into the New Credit Facility. The expected terms and conditions of the New Credit Facility are described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management Overview and Company Outlook – Strategic Planning” of this Report.
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
NOTE C – SHAREHOLDERS’ EQUITY
Activity in shareholders’ equity during the nine months ended April 1, 2006 is as follows (in thousands):

				Total
	Common	Additional Paid-	Accumulated	Shareholders’
	Stock	In Capital	Deficit	Equity
Balance at July 2, 2005	$60	$87,132	$(51,203)	$35,989
Issuance of common stock	—	15	—	15
Net loss	—	—	(10,069)	(10,069)

Balance at April 1, 2006	$60	$87,147	$(61,272)	$25,935

NOTE D – STOCK COMPENSATION
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
A summary of the Company’s stock option status and activity is presented below:

		Weighted
		Average
	Shares	Price
Outstanding at July 2, 2005	331,409	$6.75

Granted		N/A
Exercised		N/A
Forfeited	(13,750)	$6.75

Outstanding at April 1, 2006	317,659	$6.75

Option price range — April 1, 2006		$6.75
Option price range — Exercised Shares		N/A
Options available for grant — April 1, 2006		99,091
Options Exercisable — April 1, 2006		317,659
Weighted average fair value — Options Granted		N/A

All outstanding options granted under this plan were fully vested as of June 30, 2003 and no compensation expense was recognized in either of the three month or nine month periods ended April 1, 2006 or April 2, 2005. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
INCENTIVE STOCK PLAN
The Company’s Incentive Stock Award Plan (the “Plan”), was approved by the shareholders in fiscal year 2001. The Plan gives the Company the right to grant awards for up to 166,750 shares of Common Stock to employees. Awards were granted during 2001 to purchase up to 166,667 shares. No compensation expense was recognized in either of the three month or nine month periods ended April 1, 2006 or April 2, 2005. At April 1, 2006, there were no grants outstanding under the Incentive Stock Award Plan, and shares available for grant were 7,417. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
2004 STOCK PLAN
The Company’s 2004 Stock Plan permits the Company to grant restricted stock awards and phantom stock awards for up to an aggregate maximum of 240,000 shares of the Company’s common stock. The Company granted awards of 135,000 shares of restricted stock and 90,000 shares of phantom stock awards during December of 2003.
All awards granted are subject to vesting conditions, including conditions based on continued employment with the Company (fifty percent of the awards) and performance-based conditions (fifty percent of the awards). With respect to any grant, one third of the shares subject to vesting based on continued employment vested or will vest on the last day of each of fiscal years 2004, 2005 and 2006. Compensation expense for restricted stock awards based on continued employment is based on grant date market price and is recognized over the vesting period. Compensation expense for phantom stock awards based on continued employment is based on the stock price at the end of the reporting period and is recognized over the vesting period. The shares subject to vesting based on performance would have vested or will vest if certain targets were or are attained for net income and return on assets in each of fiscal years 2004, 2005 and 2006. Compensation expense for awards based on continued employment for the three month period ended April 2, 2005 and the three month period ended April 1, 2006 was $11,000 and $5,000, respectively. Compensation expense for awards based on continued employment for the nine month period ended April 2, 2005 and the nine month period ended April 1, 2006 was $44,000 and $19,000, respectively. Compensation expense for stock awards based on performance is based on the Company’s projections of likely attainment of the performance criteria and stock price at the end of its reporting period and is recognized over the vesting period. No compensation expense for awards based on performance was recognized in either the three or nine month period ended April 2, 2005 or the three or nine month period ended April 1, 2006. A participant in the plan may not transfer shares issued under the plan prior to the fifth anniversary of the date the shares first vested. To the extent that an award is forfeited, any shares subject to the forfeited portion of the award will again become available for issuance under the Stock Plan. At April 1, 2006, 54,166 shares were available for grant. Adoption of SFAS 123R had no impact on compensation expense recorded relative to this plan.
A summary of the Company’s 2004 Stock Plan status and activity is presented below:

		Service Shares		Performance Shares
	Total	Stock	Phantom	Stock	Phantom
	Shares	Awards	Awards	Awards	Awards

Outstanding at July 2, 2005	58,827	17,650	11,767	17,646	11,764
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	5,334	1,600	1,067	1,600	1,067

Outstanding at April 1, 2006	53,493	16,050	10,700	16,046	10,697

As of April 1, 2006, there was approximately $6,000 of total unrecognized compensation cost related to non-vested awards under the 2004 Stock Plan. This cost is expected to be recognized over the remainder of fiscal year 2006.
Prior to adopting SFAS 123R, the Company applied the intrinsic value-based method of accounting for its stock compensation, in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Under this method, compensation expense was recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. The Company has applied the modified prospective method in its adoption of SFAS 123R. Accordingly, periods prior to adoption have not been restated. If the Company had determined compensation expense at fair value, as under SFAS 123, the Company’s net loss and loss per share for the third quarter and first nine months of fiscal year 2005 would have been as follows:
(In thousands, except per share data)

	Three Months	Nine Months
	Ended	Ended
	4/2/2005	4/2/2005
Net loss, as reported	$(3,082)	$(19,425)

Add stock-based employee compensation expense included in reported net loss, net of tax	11	44

Less total stock-based compensation expense determined under fair value based method, net of related tax effects	(11)	(44)

Pro forma net loss	$(3,082)	$(19,425)

Loss per share:
Basic and diluted – as reported	$(0.52)	$(3.27)

Basic and diluted – pro forma	$(0.52)	$(3.27)

NOTE E –CONTINGENCIES
As previously reported, during 1998 the Company, received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 – 1997 tax years of a corporation that was a wholly-owned subsidiary of Delta Woodside and merged into Delta Woodside in 2000. The total assessment proposed by the State amounted to approximately $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In 2005, the North Carolina Department of Revenue (the “Department”) informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside determined to continue with its appeal and contested portions of the assessments.
By letter dated February 28, 2006, the Department submitted to Delta Woodside revised auditor’s reports reflecting corporate and franchise taxes due for the 1994 – 1997 tax years, plus penalties and interest through March 2006, aggregating approximately $246,000. By letter dated March 29, 2006, Delta Woodside informed the Department that it accepted the Department’s revised auditor’s reports and further informed the Department that Delta Woodside intends to file North Carolina corporate income and franchise tax returns for the predecessor corporation for the 1998 – 2000 tax years. Delta Woodside estimates that its aggregate liability for corporate and franchise taxes, penalties and interest for the 1998-2000 tax years will be approximately $100,000. As a result of this resolution of the matter, Delta Woodside reduced in the third quarter of fiscal year 2006 its income tax reserves (which had included management’s estimate for the unaudited 1998-2000 tax years as well as the audited 1994-1997 tax years) by approximately $2.0 million.

Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. The Company has informed the Department that, due to Delta Woodside Industries, Inc.’s financial condition, it is not currently able to pay the revised amounts of tax, interest and penalties in full and wants to discuss with the Collections Division of the Department all payment options that may be available, including a payment plan. These discussions are ongoing. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.
NOTE F – DEFERRED COMPENSATION
As of July 2, 2005, the Company had a Deferred Compensation Plan that permitted certain management employees to defer a portion of their compensation. Deferred compensation accounts were credited with interest and were distributable after retirement, disability or employment termination. As of July 2, 2005, the Company’s liability was $4,178,000.
On August 8, 2005, the Board approved termination of the Company’s deferred compensation plan and payout of participant plan balances (approximately $3.4 million in the aggregate at August 8, 2005). The termination of the deferred compensation plan by the Board (with Messrs. W.F. Garrett and J.P. Danahy abstaining) followed the recommendation of the Board’s Compensation Committee. By terminating the deferred compensation plan and paying the respective account balances to each participant, the Company expected to retain certain of its key managers who are essential to the future of the Company. The Compensation Committee and the Board decided to terminate the deferred compensation plan as a measure to retain key employees who, in light of the general difficulties in the textile industry, had expressed a desire to diversify their retirement assets. Since fiscal year 2004, certain employees who voluntarily terminated their employment with the Company stated that a primary reason for their departure was that the deferred compensation plan had not been earlier terminated, which early termination would have allowed them to receive their deferred compensation accounts without leaving the Company’s employ. The Company conditioned termination of the deferred compensation plan with respect to any employee participant on the agreement of that participant to remain an employee for a specified period (eighteen months in the case of the executive officers and certain other employees). By August 29, 2005, all employee participants entered into such agreements and received distributions of their account balances, which completed the termination of the plan. As a result of the termination of the deferred compensation plan and distribution in connection with employment termination of approximately $700,000 to one employee who resigned his employment after the end of fiscal year 2005 but before the board decided to terminate the plan, approximately $4.2 million, which represented the aggregate participant plan balances, was classified on the consolidated balance sheet at July 2, 2005 as accrued employee compensation in current liabilities. The $4.2 million of deferred compensation payments were made during the first fiscal quarter of 2006. Accordingly, at April 1, 2006, no liability for deferred compensation remained on the Company’s consolidated balance sheet.
NOTE G – LOSS PER SHARE
Basic and diluted loss per share is based upon the number of weighted average shares outstanding. Options outstanding at April 1, 2006 and April 2, 2005 of approximately 318,000 and 351,000 shares, respectively, were excluded from the calculation of diluted loss per share as the impact would have been antidilutive.
NOTE H – IMPAIRMENT AND RESTRUCTURING CHARGES
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

Asset Impairment
In the fourth quarter of fiscal year 2005, the Company recorded a $4,727,000 non-cash asset impairment charge to write down synthetic business assets, including the Pamplico and Delta 2 real estate and machinery, to their estimated fair value of $3,260,000. The assets to be disposed of (machinery and the Pamplico real estate) did not initially meet the criteria under SFAS No. 144 to be classified as assets held for sale and are classified as held for use in the consolidated financial statements as of July 2, 2005. Subsequently, the assets to be disposed of met the criteria and are classified as held for sale at April 1, 2006. The valuation of the impaired assets was derived from management’s estimates based on recent experience selling similar assets in connection with the 2005 Realignment Plan. During the quarter ended December 31, 2005, the Company entered into sales agreements with values totaling $2.7 million covering a portion of the impaired assets. During the quarter ended December 31, 2005, the Company closed on a portion of these sales agreements and received net proceeds of approximately $775,000. During the quarter ended April 1, 2006, the Company closed on additional sales agreements and received additional proceeds of approximately $1.9 million. Based on management’s current estimates of the value of the remaining assets, management believes that the estimated fair value of the remaining impaired assets is at least equal to the April 1, 2006 carrying value of $584,000.
Restructuring
In the three months ended October 1, 2005, the Company recorded pre-tax cash restructuring charges of $2,828,000, which are primarily severance and benefit costs for the approximately 365 employees affected by closing of the synthetics business. Also included in restructuring charges is a $100,000 liability associated with the termination of the Fee in Lieu of Taxes (“FILOT”) arrangement for the Pamplico and Delta 2 plants. These expenses are expected to be paid through June 2007.
The following table summarizes restructuring liability, charges and payments in the 2006 fiscal year for the 2006 Plan and the Realignment Plan described below

	Employee
	Termination	Other
	Costs	Expenses	Total
Restructuring liability at July 2, 2005	$993,000	$61,000	$1,054,000

Restructuring charge recognized during the quarter ended October 1, 2005	2,728,000	100,000	2,828,000

Less payments made during the quarter ended October 1, 2005	263,000	9,000	272,000

Less payments made during the quarter ended December 31, 2005	288,000	56,000	344,000

Less payments made during the quarter ended April 1, 2006	686,000	—	686,000

Restructuring liability at April 1, 2006	$2,484,000	$96,000	$2,580,000

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
Restructuring
The remainder of the charge recognized by the Company during the second quarter of fiscal year 2005 was for restructuring costs, which included employee termination costs principally for separation pay and benefit costs for the approximately 400 terminated employees, as well as other expenses which included primarily estimated contract termination costs. These expenses have substantially been paid through March 2006.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123(R) for the quarter ended October 1, 2005. The adoption did not have any material impact on the Company’s consolidated financial statements. See Note D in notes to Condensed Consolidated Financial Statements.
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
Management Overview and Company Outlook
The Current Environment.
The current environment for the domestic textile industry continues to suffer from overcapacity in the U. S. and the continued threat of imports.
The WTO phased out textile and apparel quotas as of the end of calendar year 2004 and imports of textile and apparel products, primarily from China, surged in many categories in calendar year 2005. In November 2005, the United States and China announced a comprehensive agreement to limit U.S. imports of Chinese textile and apparel products in thirty-four sensitive categories through the end of 2008. The growth rates for textile products were set at 12.5% in 2006 and 2007 and 16% in 2008. While this is a positive step, it did little or nothing to stop the flow of textile fabric from China to other countries where garments are manufactured and imported to the U.S.

In the Western Hemisphere, the Dominican Republic – Central American U.S. Free Trade Agreement (DR-CAFTA) was signed into law in August of 2005. DR-CAFTA provides that apparel can be imported into the U. S. duty-free from any DR-CAFTA country if the yarns and fabric are made in one or more of the participating countries (Guatemala, El Salvador, Honduras, Costa Rica, The Dominican Republic, Nicaragua and the United States). To date, all of the signatory countries with the exception of Costa Rica have ratified DR-CAFTA and El Salvador, Honduras and Nicaragua have enacted the agreement into law. While DR-CAFTA has the potential of increasing import pressure on our products, we do not anticipate that it will have any significant impact on our business in the foreseeable future.
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
Exit from the Synthetics Business.
During fiscal year 2005 and into fiscal year 2006, our synthetics business continued to suffer from imports, rising costs and declining sales prices. Because of these negative factors, we were unable to continue to justify the losses and corresponding working capital requirements associated with this business. Therefore, in August 2005, we announced our decision to exit this business in fiscal year 2006. As of the second quarter ended December 31, 2005, we completed all customer order requirements, completed the production run-out and closed both the Pamplico weaving facility and the Delta #2 finishing facility. The exit of the Synthetics business and the shutdown of these two production facilities were orderly and according to plan. As of the end of the fiscal 2006 third quarter, proceeds from the sale of synthetics business assets were $2.7 million. Based on current market interest in the remaining assets held for sale, we expect to exceed our aggregate projected asset sales proceeds of $3.3 million and to have all of the remaining assets held for sale (the Pamplico plant and related real property) sold by the third quarter of fiscal year 2007. As a result of this initiative, our working capital requirements have been reduced approximately $10 million as projected. With this initiative substantially complete, we are now totally focused on our two strongest businesses: government and cotton twill (khaki). See Note H to the condensed consolidated financial statements.
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

Our Commercial Cotton (Khaki) Business.
The overall market for our Khaki business has not dramatically changed since the second quarter of fiscal year 2006. Our margins have improved year over year but our net sales declined in the third quarter when compared to the same quarter last year. For the nine month period, our net sales are approximately the same as the prior year nine-month period. The overall improvement reflects improved demand beginning in the last half of fiscal year 2005 coupled with the improved cost structure resulting from our 2005 realignment plan initiatives. Also contributing to the improved margins is a third quarter marketing effort to be more selective in our product mix which resulted in lower third quarter sales volume and improved margins. Current market demand indicates that sales by our Khaki business for the fiscal year 2006 will approximate the fiscal year 2005 level. Even though this product category continues to be negatively affected by domestic overcapacity coupled with the increase in imports, especially from Asia, we believe that our customer base will continue to source some of their fabric requirements from the U.S., particularly for their replenishment programs, and we expect to continue to benefit as a major supplier. Our ability to provide quick response to customer needs and the logistical advantage associated with our manufacturing and marketing being located in North America are advantages that we will focus on to maintain our market share. Quality and timely delivery are critical elements to these success factors.
On September 2, 2005, one of our major customers, Haggar Corporation announced that it would be acquired by a partnership of private equity firms Infinity Associates LLC, Perseus LLC and Symphony Holding Ltd. The transaction was completed during the fourth calendar quarter. To date, this transaction has not had a negative impact on our commercial cotton business.
Our Government Business.
Our government business is not import sensitive since current federal government policy requires U.S. sourcing of military fabrics and prohibits the use of fabric imports in the manufacture of military apparel. However, there have been other circumstances that continue to adversely impact an orderly flow of this business.
In our quarterly report for the second quarter of fiscal year 2006, we stated that the U.S. military’s transition to a new uniform and certain budget restraints created disruption in the order flow and the timing of our government sales. The disruptions with the new uniform have been resolved and the current order flow is back to normal. Defense budget restraints and allocations, however, will continue to be a factor in determining the level of future business. From time to time, especially in the weeks prior to the approval process for the annual federal budget (which is usually completed in October), we may be in a period of uncertainty with respect to uniform requirements. In addition, two recent events indicate that there could be disruption in order flow in the coming months. They are:
1. The US Government recently informed its military apparel suppliers that it intends to reduce its demand for ACU uniforms during the latter part of its fiscal year ending October 2006. Some of these military apparel suppliers are customers of our government business. We expect that this reduction in demand will likely adversely affect our government business sales during the first half of our 2007 fiscal year.
2. The US Government recently informed one of our government business customers that it was not complying with some of the qualification requirements applicable to that customer (which requirements are unrelated to the fabric supplied by us to this customer). This matter may cause a significant reduction in demand from that customer beginning in our 2007 fiscal year.
It is too early to tell the impact that either of these events may have on future orders. However, we believe, over time, the Government will need adequate sourcing to satisfy its uniform requirements and we will continue with our strategy to grow this business with improved market share in order to offset any possible impact that a reduction in the government’s future demand for uniforms might have on our business.
Our third quarter government business sales improved approximately 7% over the same quarter last year and approximately 23% over the immediately preceding quarter (second quarter, fiscal year 2006). The current outlook for the 2006 fourth fiscal quarter is favorable, and anticipated 2006 fourth fiscal quarter sales are expected to be at or above the fiscal 2006 third quarter level. We estimate that the potential reduction in uniform requirements could result in a reduction in fiscal year 2007 sales by approximately 10% when compared to fiscal year 2006.
Third Quarter Fiscal Year 2006.
Sales for the quarter declined 18.5% from the same quarter in fiscal year 2005 primarily due to the exit from the synthetic business. As discussed above, there was also a decline in net sales of commercial cottons that was somewhat offset by an increase in government sales. We reported an operating loss of $0.9 million compared to a loss of $2.2 million in the same quarter last year. This improvement was primarily the result of improved margins in commercial cottons, an increase in government sales and the exit from the synthetics business. Somewhat offsetting these gains were substantial increases in energy costs as well as increases in raw material costs including certain chemicals used in dyeing and finishing.
The results for the quarter were within the financial covenants of our revolving credit facility with GMAC. The results of the quarter also allowed us to maintain adequate availability on our revolving credit facility and meet all financial obligations.
There are currently three major factors negatively impacting operating performance. They are:
1.	Unabsorbed fixed manufacturing costs associated with running our plants at less than full capacity.

2.	Substantial energy cost increases especially in the cost of natural gas used in our finishing operation.

3.	Depressed prices for our commercial cotton products due to domestic overcapacity and imports.
We have seen some moderation in energy costs during the most recent quarter. However, energy costs are still substantially higher than last fiscal year and our commercial pricing and operating schedules remain under pressure for the foreseeable future.
Strategic Planning
Over the next two years we face two dates that are critical to the future of the Company.
1.	In March of 2007 our current revolving credit facility with GMAC matures.

2.	On September 1, 2007 our Senior Notes mature.
At April 1, 2006, the balance due for the Senior Notes was $30,941,000 and the balance due on the credit facility with GMAC was $16,225,000 for a total debt of $47,166,000.
Senior Notes Tender Offer and Consent Solicitation. In order to address these two critical issues and position the Company for the future, on April 17, 2006, the Company’s wholly-owned subsidiary Delta Mills commenced a tender offer to acquire all of the outstanding Senior Notes and a simultaneous solicitation of consents of holders of a majority in aggregate principal amount of the outstanding Senior Notes to amendments to the Indenture governing the Senior Notes to delete or amend certain covenants and related definitions and events of default relating to the incurrence of indebtedness, liens and asset sales. The offer and consent solicitation (which we refer to collectively as the “Offer”) is currently set to expire on Friday, May 26, 2006, but may be extended by Delta Mills. The total consideration is $270 per $1,000 of principal amount of Senior Notes (which includes an offer price of $260 per $1,000 of principal amount and a consent fee of $10 per $1,000 of principal amount) plus accrued and unpaid interest on the principal amount of tendered notes. The Offer is subject to the satisfaction of certain conditions, including the receipt of consents to the Indenture amendments from holders of at least a majority in aggregate principal amount of the outstanding notes ($15,471,000), entry into the New Credit Facility described below and other conditions, all of which are waivable by Delta Mills. Holders may not tender notes without also giving their consent to the proposed Indenture amendments, and holders may not revoke consents without withdrawing any previously tendered notes to which the consents relate. Delta Mills’ Offer to Purchase and Consent Solicitation dated April 17, 2006 is attached as Exhibit 99.1 to the Company’s Form 8-K dated March 29, 2006 and filed with the SEC on April 17, 2006 and is incorporated herein by reference. Based on the information currently available to it, Delta Mills’ Board believes that it is unlikely that any future purchase by Delta Mills of any of the Senior Notes would be at a price higher than the offer price.
Delta Mills’ Board has not determined whether, following the Offer, Delta Mills will attempt to acquire all or some of the Notes, if any, that remain outstanding after the Offer or to pursue a sale of Delta Mills’ business to a third party or another form of transaction. The Board’s determination will likely be affected by, among other matters, the outcome of the Offer, the size of the Unreserved Term Loan Facility under the New Credit Facility, whether a third party makes a proposal to acquire Delta Mills or its assets, and the results of our operations.
GMAC Credit Facility Amendment (the “New Credit Facility”).
We expect that the funds necessary to repurchase the Senior Notes and pay the consent fee pursuant to the Offer will come from borrowings by Delta Mills under an amendment to its GMAC credit facility, as described below. If all the Senior Notes are acquired in the tender offer, the aggregate total consideration paid to the noteholders will be approximately $8,354,000.
GMAC has given Delta Mills a commitment letter to provide, by means of an amendment to Delta Mills’ existing credit agreement and subject to the terms and conditions set forth in that letter, a new credit facility with lending commitments of up to $40 million (the “New Credit Facility”). We believe that the New Credit Facility will include the following:
•	The New Credit Facility will have a three-year term and will consist of a $31 million revolving credit facility and up to a $9 million term loan facility. Delta Mills’ factoring arrangement with GMAC will also be amended and extended for a term of three years.

•	The purpose of the New Credit Facility will be to provide funds for the Offer and (at a discount satisfactory to the lender) any other purchase of the Senior Notes, for working capital purposes and for related expenses.

•	The borrowing base under the revolving credit facility will consist of the sum of (i) up to 90% of eligible factored accounts receivable, and (ii) up to the lesser of (x) 50% of the lower of cost or market of eligible inventory or (y) $15 million, less (a) an availability block of up to $7 million, and less (b) such reserves as are determined from time to time by the lender, which reserves may include a portion or all of the amount of the term loan facility as described below. The revolving credit facility will include a $2 million sublimit for letters of credit, and will mature three years from closing of the New Credit Facility. As described below, after completion of the Offer and depending in part on how many Senior Notes are tendered in the Offer, the New Credit Facility may require that some or all of the term loan facility be reserved against the borrowing base under the revolving credit portion of the New Credit Facility. We refer to the amount of the term loan facility that will not be required to be reserved against the revolving credit facility’s borrowing base as the “Unreserved Term Loan Facility.”

•	The term loan facility will be up to $9 million. Borrowings needed to fund the Offer must be made under the term loan facility. The term loan facility will include a multiple draw feature with the proceeds to fund purchase of the Senior Notes pursuant to the Offer or (at a discount satisfactory to the lender) otherwise. Any permitted draws under the term loan facility must be made prior to March 31, 2007. The term loan will amortize monthly based on a five-year level principal amortization schedule with repayment of all outstanding amounts required three years from closing.

•	Promptly following closing of the Offer, we must grant first priority liens in favor of the lender on all or substantially all of our machinery and equipment and, subject to the lender receiving environmental reports satisfactory to it, on all or substantially all of our real property. The size of the Unreserved Term Loan Facility (which will be reduced by any future sales of assets that are included in the calculation of the Unreserved Term Loan Facility amount) will be determined by the lender based in large part on the appraised values of (and results of environmental reports respecting) certain of the fixed assets that constitute collateral from time to time under the New Credit Facility. The appraisals of the fixed assets to be included in the calculation of the Unreserved Term Loan Facility amount have been obtained, and we estimate that within approximately 2 weeks GMAC will obtain the environmental reports respecting the real property expected to be included in the calculation of the Unreserved Term Loan Facility amount.

•	Any outstanding borrowings under the term loan facility in excess of the Unreserved Term Loan Facility will be required to be reserved against the borrowing base under the revolving credit facility.

•	Revolving credit loans will bear interest at prime plus 2.75% per annum. The term loan will bear interest at prime plus 4.00% per annum. In addition, the New Credit Facility will provide for other charges and fees to be paid to the lender.

•	Covenants under the New Credit Facility will include restrictions (which have not yet been determined) respecting minimum earnings before interest, taxes, depreciation and amortization, maximum leverage, minimum fixed charge coverage and capital expenditures and possibly other restrictions.

•	Proceeds of asset sales (above a level to be negotiated) will be required to be applied to repay amounts outstanding under the New Credit Facility. Repayments resulting from the sale of fixed assets will reduce the term loan facility. Sales of fixed assets that are included in the calculation of the Unreserved Term Loan Facility amount will also reduce the Unreserved Term Loan Facility amount. Delta Mills is currently listing for sale its Pamplico plant and related real property (which will not be taken into account in the calculation of the Unreserved Term Loan Facility amount) at a listing price of approximately $2.5 million.

In addition, Delta Mills currently anticipates listing for sale approximately 53 acres of land (which is expected to be included in the calculation of the Unreserved Term Loan Facility amount) that is adjacent to, but not needed for the operations of, its Beattie plant, but has not yet determined the listing price for this property. Any net proceeds from the sale of these properties will be used to prepay the term loan under the New Credit Facility. In addition, any net proceeds from the sale of the 53 acres of land adjacent to the Beattie plant will reduce the amount of the Unreserved Term Loan Facility by the collateral value of that land. Delta Mills cannot, however, be certain that either of these properties will sell at a price equal or approximately equal to its listing price.

•	Events of default under the New Credit Facility will include the circumstance of any Senior Notes remaining outstanding on March 31, 2007.

•	Closing of the New Credit Facility is subject to the fulfillment of several conditions, such as that no material adverse change will have occurred in the business, operations, assets, properties, liabilities, profits, prospects or financial position of Delta Mills.
We believe that the fixed asset collateral value of our machinery and equipment will not provide us with a sufficiently large Unreserved Term Loan Facility to allow us to consummate the Offer (assuming all or a substantial majority of the Notes are tendered). Accordingly, consummation of the Offer will depend on GMAC’s willingness to give sufficient collateral value to a significant portion of our real property. GMAC’s willingness to do so will be based primarily on the results of the environmental reports that are in the process of being obtained but have not yet been received. A condition to consummation of the Offer is that the size of the Unreserved Term Loan Facility is at least $7.0 million.
Based on the commitment letter and conversations we have had with GMAC, we currently believe that the environmental reports in the process of being obtained will be received and the New Credit Facility will close prior to or on the current expiration date of May 26, 2006, although we cannot be certain that this will be the case. We currently anticipate that, if the environmental reports are not received sufficiently in advance of the expiration date for GMAC to determine the maximum size of the Unreserved Term Loan Facility or we are unable to close on the New Credit Facility on or prior to the expiration date, we will either extend or terminate the Offer. We currently believe that it is likely that we will terminate the Offer if the Unreserved Term Loan Facility is not at least $7.0 million.
We cannot be certain that we will be able to comply with the covenants (many of which have not yet been determined) that will be contained in the New Credit Facility, and an event of default will exist under the New Credit Facility if any Notes remain outstanding on March 31, 2007. Our ability to repay amounts borrowed under the term loan facility under the New Credit Facility will be dependent in part on our ability to sell, at acceptable prices and in a timely fashion, our Pamplico plant (and related real property) and the land surrounding our Beattie plant not needed for operations.
If the Senior Notes Tender Offer and Consent Solicitation are Not Successful.
It is unclear what alternatives Delta Mills will have with respect to the Notes if the Offer is not successful. During the last several months, Delta Mills has had discussions with GMAC and several other prospective lenders, including commercial lenders and hedge fund lenders, with respect to potential borrowings to fund a cash offer to the noteholders. Based on these discussions, Delta Mills’ Board believes that the New Credit Facility utilizes all or virtually all of Delta Mills’ current borrowing capacity. In addition to supplying the funds needed for the Offer, the New Credit Facility will provide Delta Mills with funds for its anticipated working capital needs. Delta Mills’ Board believes that any increase in the Offer Price could adversely affect Delta Mills’ ability to operate its business in a prudent fashion. Accordingly, Delta Mills’ Board believes, based on the information currently available to it, that the Offer represents the highest cash offer that it can envision Delta Mills will be able to make in the foreseeable future with borrowed funds and that it is unlikely that Delta Mills will be in a position, prior to the stated maturity of the Notes, to purchase the outstanding Notes with the proceeds of borrowed funds at a purchase price in excess of the Offer Price.
If the Solicitation and Offer are not successful, Delta Mills’ Board will continue to examine the available alternative approaches to dealing with the September 1, 2007 maturity of the Notes. These alternatives include (in no particular order of priority) seeking amendments to the terms of the Notes, offering the noteholders the opportunity to exchange their Notes for cash and/or other debt and/or equity securities, a refinancing or restructuring of our debt, selling or otherwise disposing of our assets, initiating an insolvency proceeding or some other transaction or combination of these transactions. Delta Mills’ Board has not yet determined which of these alternatives it may pursue in the event that the Offer is not successful. Delta Mills’ alternatives will be affected by the terms of the New Credit Facility.
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
The risks that continue to threaten the success of our future plans include, but are not limited to, the following:
•	As discussed in Note B to our consolidated financial statements in Item 1 above, the Company has suffered recurring losses from operations and has uncertainties with regard to its ability to operate within the availability established by Delta Mills’ revolving credit facility.

•	Delays or reductions in federal government funding for the purchase of military fabrics could reduce the running schedules, and hence the profitability, of our government business.

•	If the federal government were to change its policy respecting U.S. sourcing requirements for military fabrics and permit sourcing from foreign competitors with lower production costs, our government business would be materially adversely affected.

•	Due in part to the United States’ military involvement in Iraq and Afghanistan and the transition to a new military uniform, our government business is at near historic high levels. It is unlikely that this situation will continue indefinitely.

•	Changes in the retail demand for khaki products could reduce our apparel manufacturer customers’ demand for our commercial cotton products.

•	The continuation — or exacerbation — of adverse competitive conditions in the apparel and textile industries, particularly, but not limited to, continued pressure from imports, primarily from China, and the high level of overcapacity in the domestic textile industry, could prevent us from returning to profitability.

•	Continued high energy costs and the associated effect on the U.S. economy reduce the profitability of our business by increasing our production costs and reducing retail demand for the apparel products of our commercial customers and therefore the demand for our commercial cotton products.

•	Material increases in the costs of yarn and greige fabric could adversely affect our business.

•	Because we compete with foreign textile companies, increases in the strength of the U.S. dollar against the currencies of our foreign competitors (which reduce the price for their goods compared to ours) would generally impair our competitive position.

•	Changes in U.S. and international trade regulations, including without limitation the end of quotas on textile and apparel products among WTO member states in January 2005, have had a significant adverse impact on our competitive position. The effect on us of the Dominican Republic – Central American U.S. Free Trade Agreement (DR-CAFTA), which will eliminate duties on apparel coming from DR-CAFTA member states, remains to be seen. Further changes in trade regulations could adversely impact our competitive position and profitability.

•	The success of our business plan is dependent on predictable plant operating schedules supported by timely customer orders in both the commercial and the government product lines. We believe that some of our customers are concerned about the uncertainties facing the Company. Our business would be materially adversely affected if our customers were to transfer a material portion of their fabric requirements to our competitors, whether as a result of these concerns or otherwise.

•	We have relied on waivers and amendments from Delta Mills’ credit facility lender, GMAC, in order to be in compliance with the credit facility covenants. Were GMAC to refuse to waive or cure by amendment any future default and accelerate the credit facility, our ability to refinance the debt would be doubtful. If GMAC were to accelerate the credit facility in an event of default, holders of Delta Mills Senior Notes or the indenture trustee could also accelerate the Senior Notes.

•	The outstanding $30,941,000 principal balance of Delta Mills’ 9.625% Senior Notes is due on September 1, 2007. Our current revolving credit facility matures in March 2007. We will need to refinance the revolving credit debt and refinance or restructure the Senior Notes prior to March 2007 in order to be able to continue operations. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that a refinancing or restructuring can be successfully accomplished in a timely fashion or at all. If the tender offer and consent solicitation described above is not successfully completed or we are unable to enter into the New Credit Facility as anticipated, numerous factors will affect whether we are able to refinance our revolving credit debt and refinance or restructure the Senior Notes, including, among other factors, our operating results and our ability to obtain the necessary financing for any selected course of action.
•	Our ability to borrow under Delta Mills’ revolving credit facility is based, and our ability to incur revolving credit loans under the anticipated New Credit Facility will be based, primarily on a formula under which Delta Mills may borrow up to approximately 90% of outstanding accounts receivable balances plus approximately 50% of certain inventory balances. If, due to the timing of billings to customers, inventories increase and accounts receivable decrease, Delta Mills may be unable to borrow the funds needed to respond to customer demands or to meet other needs for cash.
•	We rely on the willingness of our principal vendors and suppliers to supply us product in accordance with reasonable payment terms. Any significant tightening of these terms could materially adversely affect our operations.
•	We believe that the success of our business depends on our ability to retain employees in the face of continued pressures in the industry, and there can be no assurance that we will be able to do so.
•	The impact of natural disasters such as hurricanes, acts of terrorism and other instances of “Force Majeure” could have unforeseen adverse impacts on our business and financial condition.
•	The future discovery of currently unknown conditions, such as environmental matters and similar items, could result in significant unforeseen liability or costs to us and disrupt our ability to successfully execute our business plan.
•	We may not be able to resolve the North Carolina assessment of state corporate income and franchise taxes described below under “Liquidity and Sources of Capital — Other Matters” in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.

Results of Operations
Third Quarter of Fiscal Year 2006 Versus Third Quarter of Fiscal Year 2005
The following table summarizes the Company’s results for the third quarter of Fiscal Year 2006 versus the third quarter of Fiscal Year 2005. All numbers are in thousands except percentages and loss per share.

	Three Months	Three Months
	Ended	Ended	Increase/ (Decrease)
	April 1, 2006	April 2, 2005	From 2005 to 2006
Net Sales	$32,659	$40,064	$(7,405)
% of Net Sales	100.00%	100.00%

Gross Profit (Loss)	1,353	(128)	1,481
% of Net Sales	4.14%	(0.32)%

Selling, General and Administrative Expenses	2,353	2,423	(70)
% of Net Sales	7.20%	6.05%

Other Income	70	321	(251)

Operating Loss	(930)	(2,230)	1,300
% of Net Sales	(2.85)%	(5.57)%

Interest Expense	(1,219)	(1,352)	(133)
% of Net Sales	(3.73)%	(3.37)%

Gain on extinguishment of debt	—	500	500

Loss Before Income Taxes	(2,149)	(3,082)	933
% of Net Sales	(6.58)%	(7.69)%

Income Tax Benefit	(2,049)	—	2,049
% of Net Sales	(6.27)%	0.00%

Net Loss	$(100)	$(3,082)	2,982
% of Net Sales	(0.31)%	(7.69)%

Net Loss per share	$(0.02)	$(0.52)	0.50

Order Backlog	$42,785	$61,930	(19,145)

Net Sales:
The 18.5% decrease in net sales was the result of a 28.7% decrease in unit sales partially offset by a 14.4% increase in average sales price. The decrease in unit sales was primarily due to a decrease in the Company’s commercial cotton products brought on by an effort to be more selective in our product mix, coupled with the Company’s exit from the synthetics business which contributed $4.9 million in prior year quarter sales, partially offset by higher demand for government products. This decrease in unit sales was partially offset by increases in the average price due to the change in mix between lower priced commercial products and higher priced government products.
Gross Profit (Loss):
Included in the prior year quarter gross loss were losses of approximately $750,000 associated with an inability to meet the customer’s specifications for a new product to be produced for Levi Strauss. Also contributing to the improvement in gross profit were the increased sales of government products. These factors were somewhat offset by increased energy costs as well as increased raw material costs, including certain chemicals used in dyeing and finishing.
Selling, General and Administrative Expenses:
The decline in selling, general and administrative expenses was primarily the result of lower salary and benefit costs due to staff reductions related to the 2005 realignment plan, somewhat offset by increases in legal and consulting fees associated with the Delta Mills Senior Note tender offer and consent solicitation.
Operating Loss:
The decrease in the operating loss was primarily due to the improvement in gross profit described above.
Interest Expense:
The decrease in interest expense was primarily due to a decline in borrowings under the Delta Mills credit facility. This decrease was somewhat offset by increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 5.87% as of April 2, 2005, compared to an average interest rate of 9.826% as of April 1, 2006.
Gain on extinguishment of debt:
During the third quarter of fiscal year 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. There were no such purchases in the current year quarter.
Income Tax Benefit:
As discussed in note E to the condensed consolidated financial statements above, the company reduced its income tax reserves by approximately $2.0 million in the third quarter of the current year to reflect the resolution of the North Carolina state tax matter. The Company’s net deferred tax assets at April 1, 2006 and April 2, 2005 are reduced by valuation allowances. No significant income tax benefit relating to current losses was recognized in the third quarter of either the current or prior year due to maintaining a valuation allowance against the Company’s net deferred tax assets.
Net Loss:
The decrease in the net loss for the third quarter of fiscal year 2006 compared to the comparable 2005 period was primarily due to the increase in gross profit and the income tax benefit described above.

Order Backlog:
The decrease in the order backlog was primarily due to the elimination of the synthetics business. Also contributing to the decrease was a decrease in the Company’s government products and to a lesser degree, a reduction in the commercial cotton products. These reductions were related to government shipment delays in the prior year period and the decision to be more selective with commercial cotton product categories. These two items are discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Government Business and Our Commercial Cotton (Khaki) Business”.
Over the last several years many of the Company’s commercial customers have shortened lead times for delivery requirements. Because of shortened lead time coupled with inconsistent demand at retail, management believes that the order backlog at any given point in time may not be an indication of future sales.

Results of Operations
First Nine Months of Fiscal Year 2006 Versus First Nine Months of Fiscal Year 2005
The following table summarizes the Company’s results for the first nine months of Fiscal Year 2006 versus the first nine months of Fiscal Year 2005. All numbers are in thousands except percentages and loss per share.

	Nine Months	Nine Months
	Ended	Ended	Increase/ (Decrease)
	April 1, 2006	April 2, 2005	From 2005 to 2006
Net Sales	$100,193	$114,814	$(14,621)
% of Net Sales	100.00%	100.00%

Gross Profit (Loss)	1,229	(1,244)	2,473
% of Net Sales	1.23%	(1.08)%

Selling, General and Administrative Expenses	6,566	7,804	(1,238)
% of Net Sales	6.55%	6.80%

Impairment and Restructuring Expenses	2,828	7,350	(4,522)

Other Income	208	382	(174)

Operating Loss	(7,957)	(16,016)	8,059
% of Net Sales	(7.94)%	(13.95)%

Interest Expense	(4,161)	(3,909)	252
% of Net Sales	(4.15)%	(3.40)%

Gain on extinguishment of debt	—	500	(500)

Loss Before Income Taxes	(12,118)	(19,425)	7,307
% of Net Sales	(12.09)%	(16.92)%

Income Tax Benefit	(2,049)	—	(2,049)
% of Net Sales	(2.05)%	0.00%

Net Loss	$(10,069)	$(19,425)	9,356
% of Net Sales	(10.05)%	(16.92%

Net Loss per share	$(1.68)	$(3.27)	1.59

Net Sales:
The 12.7% decrease in net sales was the result of a 13.6% decrease in unit sales somewhat offset by a 1.1% increase in average sales price. Approximately 42% of the decline in unit sales was due to the exit from the synthetics business during the second fiscal quarter of 2006. The remainder of the decrease in unit sales was primarily in the Company’s government products.
Gross Profit (Loss):
Included in the prior year period gross loss were run-out costs and inventory write-downs associated with the closing of the Estes plant and the Beattie plant yarn manufacturing totaling approximately $1.5 million. Also included in the prior year period gross loss were losses of approximately $750,000 associated with an inability to meet the customer’s specifications for a new product to be produced for Levi Strauss. Included in the current year period gross profit were inventory write-downs associated with the closing of the synthetics business totaling approximately $0.8 million. Also contributing to the improvement in gross profit were the cost reductions associated with the Company’s 2005 realignment plan. These factors were somewhat offset by increased energy costs as well as increased raw material costs, including certain chemicals used in dyeing and finishing, as well as the decline in sales volume in the government business.
Selling, General and Administrative Expenses:
The decline in selling, general and administrative expenses was primarily due to lower salary and benefit costs due to staff reductions related to the 2005 realignment plan. Somewhat offsetting this decline were increases in legal and consulting fees associated with the Delta Mills Senior Note tender offer and consent solicitation.
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
Operating Loss:
The decrease in the operating loss was primarily due to the decrease in impairment and restructuring expenses as well as the improvements in gross profit and selling, general and administrative expenses described above.
Interest Expense:
The average interest rate on Delta Mills’ credit facility is based on a spread over either LIBOR or a base rate. The increase in interest expense was primarily due to increases in interest rates in connection with the amendments of the Delta Mills revolving credit facility and increases in LIBOR due to changes in market rates. The average interest rate on the revolving credit facility was 5.87% as of April 2, 2005, compared to an average interest rate of 9.826% as of April 1, 2006.
Gain on extinguishment of debt:
During the nine months of fiscal year 2005, Delta Mills, Inc. purchased $1,000,000 face amount of its 9.625% Senior Notes for $500,000. The Company recognized a gain of $500,000 as a result of this purchase. There were no such purchases in the current year nine months.
Income Tax Benefit:
As discussed in note E to the notes to the condensed consolidated financial statements, the Company reduced its income tax reserves by approximately $2.0 million in the third quarter of the current year to reflect the resolution of the North Carolina state tax matter. The Company’s net deferred tax assets at April 1, 2006 and April 2, 2005 are reduced by valuation allowances. No significant income tax benefit relating to current losses was recognized in the nine months of either the current or prior year due to maintaining a valuation allowance against the Company’s net deferred tax assets.
Net Loss:
The decrease in the net loss for the nine months of fiscal year 2006 compared to the comparable 2005 period was primarily due to the decrease in operating losses coupled with the income tax benefit described above.

Liquidity and Sources of Capital
Liquidity. Our consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that, with the existing GMAC revolving credit agreement and based on projections of what management considers to be the most probable outcomes of future uncertainties, the cash flows generated by the Company’s operations and funds available under the existing GMAC revolving credit agreement should be sufficient to service the Company’s debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures through March 30, 2007. This belief by management is dependent on the validity of several assumptions that underpin the Company’s internal forecasts. These assumptions include:
1.	Government business:
•	revenues remaining at approximately the fiscal year 2006 level for fiscal year 2007 and beyond

•	minimal disruption in order flow from the factors discussed in “Management Overview and Company Outlook – Our Government Business”

•	U.S. government funding for military uniforms is not materially delayed or decreased as a result of delays in the budgeting process or other demands on government resources

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the government business’s customer base by our factor GMAC
2.	Commercial cotton business:
•	maintaining fiscal year 2005 revenue levels in fiscal year 2006 and beyond

•	improved margins based on the continuation of current trends in sales prices and raw material costs

•	a moderation in the rate of increase in energy and chemical costs

•	continued credit approval of the commercial cotton business’s customer base by our factor GMAC
3.	Payment terms required by our principal vendors and suppliers do not become materially more stringent

4.	The North Carolina assessment of state corporate income and franchise taxes described below under “Liquidity and Sources of Capital — Other Matters” is resolved in a manner that is consistent with Delta Woodside Industries, Inc.’s cash availability.
The Company’s existing GMAC revolving credit agreement matures on March 31, 2007, and Delta Mills’ 9.625% Senior Notes mature on September 1, 2007. As described above under “Management Overview and Company Outlook – Strategic Planning,” on April 17, 2006, Delta Mills commenced a tender offer for the Senior Notes and a solicitation of consents to amendments to the Indenture pertaining to the Senior Notes, and the Company expects that Delta Mills’ will enter into the New Credit Facility. Management believes that the Company will have sufficient liquidity and capital resources to service its debt, to satisfy its day-to-day working capital needs and to fund its planned capital expenditures beyond March 30, 2007 if:
1.	the foregoing assumptions remain valid;
2.	Delta Mills enters into the New Credit Facility or a substantially similar extension, renewal or refinancing of the existing GMAC revolving credit agreement; and

3.	with respect to the tender offer:
•	The tender offer results in the acquisition by Delta Mills of all of the outstanding Notes; or

•	A majority of the outstanding Notes are tendered and purchased by Delta Mills pursuant to the tender offer, the necessary Consents to amend the Senior Notes indenture are received, and Delta Mills is able to purchase the remaining outstanding Notes at a substantial discount prior to March 31, 2007; or

•	If the tender offer and consent solicitation are not successful, Delta Mills is able to purchase the outstanding Notes at a substantial discount prior to March 31, 2007.
The Company has suffered recurring losses from operations and there can be no assurance that the Company’s actual results will match its internal forecasts of the most probable outcomes. Adverse effects from the risks described above under “Management Overview and Company Outlook” or other unforeseen events or risks could cause future circumstances to differ significantly from these forecasts. These adverse changes in circumstances could cause the Company’s needs for cash to exceed the availability of credit under either Delta Mills’ existing GMAC revolving credit agreement or the New Credit Facility. In addition, because the fiscal year 2006 quarterly trailing twelve month EBITDA covenants in our existing GMAC revolving credit agreement provide, and the expected covenants in the proposed New Credit Facility are likely to provide, minimal tolerance for any shortfall in operating results, we may be required to seek additional waivers or amendments to our GMAC revolving credit agreement if our operating results do not meet these covenant requirements. GMAC has consistently granted waivers or amendments in the past to address our financial difficulties, and the bulk of its collateral is accounts receivable, so we believe that GMAC is well-collateralized. However, we cannot guarantee that we would be able to obtain any necessary waivers or amendments in the future. If we become unable to borrow under our revolving credit facility because of insufficient availability or an unwaived default, our ability to continue operations, service our debt, satisfy our working capital needs and fund our planned capital expenditures would be in substantial doubt.
Sources and Uses of Cash. The Company’s primary sources of liquidity are cash flows from operations and Delta Mills’ revolving credit facility with GMAC. In the nine months ended April 1, 2006, the Company generated $8.2 million in cash from operating activities principally due to changes in operating assets and liabilities. These changes were the result of decreases of $9.8 million in accounts receivable due primarily to lower sales in the nine months ended April 1, 2006 combined with a $10.2 million decline in inventories due to the exit from the synthetics business and a decline in finished inventory in the government business. This generation of cash was somewhat offset by the $10.2 million net loss discussed above, net of $3.7 million in depreciation and amortization expense and $2.8 million of impairment and restructuring expense. Also reducing the cash provided by operating activities was the payment of $4.2 million in deferred compensation, as discussed in Note F to the condensed consolidated financial statements included in this Report.
Availability on the revolving credit facility was $5.3 million at April 1, 2006, and Delta Mills was in compliance with the revolving credit facility’s financial covenant, as amended, at April 1, 2006. An August 9, 2005 amendment to the credit facility provided for a $3.0 million supplement to the allowed asset-based availability. The supplement was available through February of 2006, and was utilized by Delta Mills during the first and second quarters of fiscal 2006. The Company expects Delta Mills to enter into the New Credit Facility prior to or simultaneously with consummation of the tender offer and consent solicitation described above under “Management Overview and Company Outlook – Strategic Planning,” and consummation of the tender offer and consent solicitation is conditioned upon Delta Mills’ entry into the New Credit Facility. The expected terms and conditions of the New Credit Facility are described above under “Management Overview and Company Outlook – Strategic Planning.”
On November 6, 2002, the Company announced that it had started a major capital project to modernize its Delta 3 cotton finishing plant in Wallace, S.C. This plan was divided into three phases. The first phase consisted of the installation of a new dye range that was completed in June of fiscal year 2003. The second phase consisted of the installation of a new print range and a new prep range that was completed in early fiscal year 2005. The third phase consists of the installation of a new dye range that will be designed for wide fabric finishing. The third phase, previously scheduled to start during the third and fourth quarters of fiscal year 2005, has been deferred due to operating cash requirements. The completion of phase three would further enhance the Company’s ability to meet the needs of its cotton business on a cost effective and profitable basis and compete more effectively in the industry. The Company has not yet determined the timing of the implementation of phase three.
Delta Mills’ 9.625% Senior Notes. On August 25, 1997, Delta Mills issued $150 million of unsecured ten-year Senior Notes at an interest rate of 9.625%. These notes will mature in August 2007. At April 1, 2006, the outstanding balance of the notes was $30,941,000, unchanged from the balance at July 2, 2005.
As noted above under “Management Overview and Company Outlook – Strategic Planning,” on April 17, 2006, Delta Mills commenced a tender offer to acquire all of the outstanding Senior Notes and a simultaneous solicitation of consents of holders of a majority in aggregate principal amount of the outstanding Senior Notes to amendments to the Indenture governing the Senior Notes to delete or amend certain covenants and related definitions and events of default relating to the incurrence of indebtedness, liens and asset sales. The offer and consent solicitation (which we refer to collectively as the “Offer”) is currently set to expire on Friday, May 26, 2006, but may be extended by Delta Mills.
The GMAC Revolving Credit Facility. Delta Mills has a revolving credit facility with GMAC with a term lasting until March 2007. Borrowings under this credit facility are limited to the lesser of (i) $38.0 million less the aggregate amount of undrawn outstanding letters of credit or (ii) a “formula amount” equal to (A) 90% of eligible accounts receivable plus 50% of eligible inventories of Delta Mills minus (B) the sum of $7.0 million plus the aggregate amount of undrawn outstanding letters of credit plus certain reserves. The facility is secured by the accounts receivable, inventories and capital stock of Delta Mills. The average interest rate on the credit facility was 9.826% at April 1, 2006 and is based on a spread of either 5% over LIBOR or 2.75% over GMAC’s prime rate. Borrowings under this facility were $16.2 million and $28.4 million as of April 1, 2006 and July 2, 2005, respectively. As of April 1, 2006, the revolver availability was approximately $5.3 million, net of the $7 million availability reduction established by the credit facility, and the aggregate amount of undrawn letters of credit was approximately $1.3 million.
The GMAC credit facility currently has a financial covenant that requires Delta Mills to achieve minimum levels of EBITDA (earnings before interest, taxes, depreciation and amortization) for the four quarters ended each fiscal quarter end. The required minimum levels of EBITDA have been set through the end of our 2006 fiscal year. It will be an event of default if Delta Mills and GMAC do not enter into a written amendment establishing required EBITDA levels for the remainder of the term of the credit facility. As noted above under “Management Overview and Company Outlook – Strategic Planning,” the Company expects Delta Mills to enter into the New Credit Facility with the terms and provisions described above under that subheading.
Restrictive Covenants. The Delta Mills’ credit facility contains restrictive covenants that restrict additional indebtedness, dividends, and capital expenditures. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default and there is at least $1 of availability under the facility. The indenture pertaining to Delta Mills’ 9.625% Senior Notes also contains restrictive covenants that restrict additional indebtedness, dividends, and investments by Delta Mills and its subsidiaries. The payment of dividends with respect to Delta Mills’ stock is permitted if there is no event of default under the indenture and after payment of the dividend, Delta Mills could incur at least $1 of additional indebtedness under a fixed charge coverage ratio test. Dividends are also capped based on cumulative net income and proceeds from the issuance of securities and liquidation of certain investments. Delta Mills may loan funds to Delta Woodside Industries, Inc. subject to compliance with the same conditions. At April 1, 2006, Delta Mills was prohibited by these covenants from paying dividends and making loans to Delta Woodside Industries, Inc. During the nine month periods ended April 1, 2006 and April 2, 2005, Delta Mills did not pay any dividends to Delta Woodside Industries, Inc.
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
Need for Refinancing or Restructuring by 2007. Our revolving credit facility with GMAC matures in March 2007, and the Senior Notes mature on September 1, 2007. We will need to refinance the revolving credit debt and refinance or restructure the Senior Notes before March 2007 in order to be able to continue operations. Particularly in light of our results over the last several fiscal quarters and the continued challenges in our industry, there is significant uncertainty and no assurance that a refinancing or restructuring can be successfully accomplished in a timely fashion or at all. In order to address these two critical issues and position the Company for the future, on April 17, 2006, Delta Mills commenced the tender offer and consent solicitation described above under “Management’s Overview and Company Outlook – Strategic Planning,” and expects to enter into the New Credit Facility.
There can be no assurance that Delta Mills will be able to successfully consummate the tender offer and consent solicitation or enter into the New Credit Facility. If Delta Mills is unsuccessful, we will need to review our strategic alternatives with respect to our debt. These alternatives include (in no particular order of priority) seeking amendments to the terms of our Senior Notes, offering the Senior Note holders the opportunity to exchange their Senior Notes for cash and/or other debt and/or equity securities, a refinancing or restructuring of our debt, selling or otherwise disposing of our assets, initiating an insolvency proceeding or some other transaction or combination of these transactions. Numerous factors will affect whether we are able to refinance our revolving credit debt and refinance or restructure the Senior Notes, including, among other factors, our operating results and our ability to obtain the necessary financing for any selected course of action. The Company’s management has considered several of the strategic alternatives available to Delta Mills. The results of this consideration are described in Delta Mills’ Offer to Purchase and Consent Solicitation dated April 17, 2006 attached as Exhibit 99.1 to the Company’s Form 8-K dated March 29, 2006 and filed with the SEC on April 17, 2006, which is incorporated herein by reference.

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
Due to the closing of the yarn manufacturing operations at our Beattie plant, the Company no longer purchases cotton. Instead, it now enters into agreements to purchase all of its cotton yarn from third party vendors. At April 1, 2006, minimum payments under these agreements with non-cancelable terms were approximately $13 million. These contracts are expected to satisfy the remainder of the Company’s fiscal year 2006 cotton yarn requirements and a portion of its fiscal year 2007 cotton yarn requirements.
As previously reported, during 1998 the Company, received notices from the State of North Carolina asserting deficiencies in state corporate income and franchise taxes for the 1994 – 1997 tax years of a corporation that was a wholly-owned subsidiary of Delta Woodside and merged into Delta Woodside in 2000. The total assessment proposed by the State amounted to approximately $1.5 million, which included interest and penalties at that time. The assessment was delayed pending an administrative review of the case by the State. In 2005, the North Carolina Department of Revenue (the “Department”) informed Delta Woodside that it must either pay the original assessment in full (plus interest) or continue its appeal in an administrative tax hearing before the North Carolina Secretary of Revenue. Delta Woodside determined to continue with its appeal and contested portions of the assessments.
By letter dated February 28, 2006, the Department submitted to Delta Woodside revised auditor’s reports reflecting corporate and franchise taxes due for the 1994 – 1997 tax years, plus penalties and interest through March 2006, aggregating approximately $246,000. By letter dated March 29, 2006, Delta Woodside informed the Department that it accepts the Department’s revised auditor’s reports and further informed the Department that Delta Woodside intends to file North Carolina corporate income and franchise tax returns for the predecessor corporation for the 1998 – 2000 tax years. Delta Woodside estimates that its aggregate liability for corporate and franchise taxes, penalties and interest for the 1998-2000 tax years will be approximately $100,000. As a result of this resolution of the matter, Delta Woodside reduced for the third quarter of fiscal year 2006 its income tax reserves (which had included management’s estimate for the unaudited 1998-2000 tax years as well as the audited 1994-1997 tax years) by approximately $2.0 million.
Delta Woodside Industries, Inc. is the corporate entity that is subject to the Department’s assessment, and the amount assessed by the Department exceeds the liquid assets of that corporate entity. The Company has informed the Department that, due to Delta Woodside Industries, Inc.’s financial condition, it is not currently able to pay the revised amounts of tax, interest and penalties in full and wants to discuss with the Collections Division of the Department all payment options that may be available, including a deferred payment plan. These discussions are ongoing. Delta Mills, Inc. (which is Delta Woodside Industries, Inc.’s wholly-owned subsidiary that conducts the Company’s business) is subject to restrictions imposed by its revolving credit agreement and its Senior Notes indenture and by other limitations on its ability to transfer cash to Delta Woodside Industries, Inc. The ultimate resolution of this matter is uncertain.
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
In the fourth quarter of fiscal year 2005, the Company recorded an impairment charge of $4,727,000 to reduce the carrying amount of the Pamplico and Delta 2 plants, including associated machinery, to $3,260,000. The valuation of these assets was derived from management’s estimates based on recent experience in selling similar assets. The Company has closed on sales for a portion of these assets for total proceeds of approximately $2.7 million and believes that the estimated fair value of the remaining assets is at least equal to the April 1, 2006 carrying value of $584,000.
Income Taxes: The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes deferred income taxes, net of any valuation allowances, for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. As of April 1, 2006 and July 2, 2005, the Company did not have any deferred tax assets, net of valuation allowances and deferred tax liabilities.
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
The Company’s net deferred tax assets at April 1, 2006 and July 2, 2005 are reduced by valuation allowances. As a result of the Company’s having provided these valuation allowances for any income tax (benefit) that would result from the application of a statutory tax rate to the Company’s net operating losses, no material income tax (benefit) has been recognized in the first nine months of fiscal year 2006.
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
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period beginning after June 15, 2005. The Company adopted SFAS No. 123(R) for the quarter ended October 1, 2005. See Note D in notes to Condensed Consolidated Financial Statements.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Risk Sensitivity
The Company enters into cotton yarn purchase commitments and then fixes prices with the yarn vendors. The Company may seek to fix prices up to 18 months in advance of delivery. Daily price fluctuations are minimal, yet long-term trends in raw cotton price movement can result in unfavorable pricing of cotton yarn for the Company. Before fixing prices, the Company looks at supply and demand fundamentals, recent price trends and other factors that affect raw cotton and cotton yarn prices. The Company also reviews the backlog of orders from customers as well as the level of fixed price cotton yarn commitments in the industry in general. The Company believes that currently its market risk sensitivity with respect to cotton yarn is qualitatively similar to market risk sensitivity with respect to raw cotton and that the market effects of changes in raw cotton prices generally “pass through” cotton yarn manufacturers to similarly affect cotton yarn prices. At April 1, 2006, a 10% decline in the market price of the cotton component of yarn covered by the Company’s fixed price contracts would have a negative impact of approximately $0.6 million on the value of the contracts. At July 2, 2005, a 10% decline in the market price of the cotton component of yarn covered by the Company’s fixed price contracts would have had a negative impact of approximately $0.9 million on the value of the contracts. The decrease in the potential negative impact from July 2, 2005 to April 1, 2006 is due to a lower level of cotton yarn purchase commitments at the more recent date.
Interest Rate Sensitivity
Delta Mills’ revolving credit facility with GMAC is sensitive to changes in interest rates. Interest is based on a spread over LIBOR or a base rate. An interest rate increase would have a negative impact to the extent the Company borrows against the revolving credit facility. The impact would be dependent on the level of borrowings incurred. As of April 1, 2006, an increase in the interest rate of 1% would have a negative impact of approximately $162,000 on annual interest expense (assuming for illustrative purposes only that interest rates and the amount outstanding remain constant). Similarly, as of July 2, 2005, an increase in the interest rate of 1% would have had a negative impact of approximately $284,000 on annual interest expense. The decrease in the negative impact is due to the lower level of borrowings under the revolving credit facility at April 1, 2006 compared to July 2, 2005.
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
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, as of April 1, 2006, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended April 1, 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Delta Woodside Industries, Inc.
(Registrant)

Date May 16, 2006	By: /s/ W. H. Hardman, Jr.

W.H. Hardman, Jr.
Chief Financial Officer